Form 10-Q
period 1996-06-30
NEOPATH INC
filed 1996-08-14
CIK 851729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

                         Commission File Number: 0-1889


                                 NEOPATH, INC.

             (Exact name of registrant as specified in its charter)

WASHINGTON                                      91-1436093
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

8271 - 154TH AVENUE NE, REDMOND, WASHINGTON     98052
(Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (206)869-7284

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at July 30, 1996
   (Common stock, $.01 par value)                  13,160,661

                                 NEOPATH, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION
                                                                       Page

Item 1.    Financial Statements _____________________________________    1

           Balance Sheets -- June 30, 1996 (unaudited) and December
                31, 1995

           Statements of Operations (unaudited) -- for the three months and six months ended June 30, 1996 and 1995

           Statements of Cash Flows (unaudited) -- for the three months and six months ended June 30, 1996 and 1995

           Notes to Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations ____________________________   6

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings _________________________________________   8

Item 4.    Submission of Matters to a Vote of Security Holders _______   8

Item 6.    Exhibits and Reports on Form 8-K __________________________   8

Signatures ___________________________________________________________   9

PART I       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                 NEOPATH, INC.

                                 BALANCE SHEETS

                                                                         JUNE 30,       DECEMBER 31,
                                                                           1996             1995

                                                                       -------------    -------------
ASSETS                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                          $    856,003     $  4,150,923
    Securities available-for-sale                                        71,203,449       19,278,839
    Accounts receivable                                                     358,515                -
    Inventories                                                           4,203,410        1,841,560
    Other current assets                                                    545,080          229,555
                                                                       -------------   -------------
Total current assets                                                     77,166,457       25,500,877

Pay-per-use systems, net                                                  2,816,536                -
Property and equipment, net                                               3,686,266        2,192,984
Deposits                                                                    252,053          245,068
Other assets                                                                      -           77,227
                                                                       -------------    -------------
Total assets                                                           $ 83,921,312     $ 28,016,156
                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                           $  2,063,014     $    987,977
    Salaries and wages payable                                            1,669,910        1,443,131
    Customer deposits                                                        52,500                -
    Deferred revenue                                                        500,000                -
    Current portion of obligations under capital leases                     120,410          193,442
                                                                       -------------    -------------
Total current liabilities                                                 4,405,834        2,624,550

Obligations under capital leases, less current portion                      219,183          258,395

Shareholders' equity:

    Common stock                                                        134,898,898       71,649,971
    Deferred compensation                                                   (85,520)        (175,782)
    Accumulated deficit                                                 (55,517,083)     (46,340,978)
                                                                       -------------    -------------
Total shareholders' equity                                               79,296,295       25,133,211
                                                                       -------------    -------------
Total liabilities and shareholders' equity                             $ 83,921,312     $ 28,016,156
                                                                       =============    =============

See accompanying notes.

                                 NEOPATH, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                      ----------------------------   ----------------------------
                                                          1996            1995           1996            1995
                                                      ------------    ------------   ------------    ------------
Revenues                                              $   253,008     $        -     $    626,627    $         -
Cost of revenues                                          228,868                         565,708              -
                                                      ------------    ------------   ------------    ------------
    Gross margin                                           24,140              -           60,919              -

Operating expenses:
    Research and development                            2,591,642       2,414,212      5,283,876       4,605,340
    Selling, general and administrative                 2,805,228       1,480,769      4,843,404       2,592,392
                                                      ------------    ------------   -----------     -----------
        Total operating expenses                        5,396,870       3,894,981     10,127,280       7,197,732
                                                      ------------    ------------   ------------    ------------

Loss from operations                                    5,372,730       3,894,981     10,066,361       7,197,732
Interest expense                                           11,080          19,935         27,576          43,029
Interest income                                          (836,261)       (511,737)    (1,944,314)       (823,569)
                                                      ============    ============   ============    ============
Net loss                                              $ 4,547,549     $ 3,403,179    $ 8,149,623     $ 6,417,192
                                                      ============    ============   ============    ============

Net loss per share                                          $0.35           $0.35          $0.65           $0.78
                                                            ======          ======         ======          =====

Shares used in computation of
    net loss per share                                 13,063,029       9,640,155     12,592,560       8,257,283
                                                      ============    ============   ============    ============

Pro forma, reflecting assumed conversion of convertible preferred stock:

    Pro forma net loss per share                            $0.35           $0.35          $0.65           $0.71
                                                            ======          ======         ======          =====

    Shares used in computation of pro forma
        net loss per share                             13,063,029       9,640,155     12,592,560       9,067,509
                                                      ============    ============   ============    ============

See accompanying notes.

                                 NEOPATH, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                -------------------------------------
                                                                       1996                  1995
                                                                ---------------       ---------------
OPERATING ACTIVITIES
Net loss                                                          $ (8,149,623)         $ (6,417,192)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                     685,323               226,682
     Deferred compensation                                              66,517               145,839
     Common stock issued for services/donation                               -               350,000
     Accrued interest on securities available-for-sale                 220,550               (56,334)
     Net change in operating accounts:
        Accounts receivable                                           (358,515)                    -
        Inventories and pay-per-use systems                         (5,314,999)               (8,609)
        Accounts payable and accrued liabilities                     1,354,316              (100,525)
        Deferred revenue                                               500,000                     -
        Other                                                         (315,525)              175,174
                                                                ---------------       ---------------
Net cash used in operating activities                              (11,311,956)           (5,684,965)

INVESTING ACTIVITIES
Purchases of securities available-for-sale                         (74,248,408)          (29,996,848)
Maturities of securities available-for-sale                         21,076,766             2,498,921
Additions to property and equipment                                 (2,041,992)             (873,935)
Other                                                                   70,242                44,948
                                                                ---------------       ---------------
Net cash used in investing activities                              (55,143,392)          (28,326,914)

FINANCING ACTIVITIES
Issuance of common stock, net                                       61,740,351            34,740,266
Exercise of stock options/warrants                                   1,532,321               151,482
Proceeds from sale/leaseback transactions                                    -               297,098
Principal payments on capital leases                                  (112,244)              (99,858)
                                                                ---------------       ---------------
Net cash provided by financing activities                           63,160,428            35,088,988
                                                                ---------------       ---------------
Net increase (decrease) in cash and cash
     equivalents                                                    (3,294,920)            1,077,109
Cash and cash equivalents:
     Beginning of period                                             4,150,923                     -
                                                                ===============       ===============
     End of period                                                $    856,003          $  1,077,109
                                                                ===============       ===============


Supplemental disclosure of non-cash item -- during the six months ended June 30, 1996, $2,953,149 was transferred from inventories to pay-per-use systems


See accompanying notes.

                                 NEOPATH, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by NeoPath, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE 2 - REVENUE RECOGNITION

        The Company recognizes pay-per-use revenue based on the number of customer slides processed, subject to agreed-upon minimum processing levels, beginning in the month an AutoPap System is initially placed in commercial use at the customer site and is accepted by the customer. Sales of AutoPap Systems are recognized at date of shipment. In the event sales contracts may establish commitments for installation and testing prior to final customer acceptance, revenue is recognized upon notification of customer acceptance.

NOTE 3 - FOLLOW-ON PUBLIC OFFERING

        In January 1996, the Company completed its follow-on public offering for the sale of 2,875,000 shares of common stock at $23.00 per share. The net proceeds, after underwriting discounts and offering expenses, from the sale of the common stock was $61.7 million.

NOTE 4 - INVENTORIES

        Inventories consist of the following:


                                    June 30, 1996   December 31, 1995
                                    -------------   -----------------
        Raw materials                  $2,782,243          $  789,142
        Work-in-process                   726,198             343,306
        Finished goods                    694,969             709,112
                                        ---------          ----------
                                       $4,203,410          $1,841,560
                                       ==========          ==========

NOTE 5 - LITIGATION

        On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. The Company believes it has a strong position in this action and will defend itself vigorously.

NOTE 6 - SUBSEQUENT EVENT

        On July 18, 1996, the Company announced that the United States Food and Drug Administration (the "FDA") Division of Clinical Laboratory Devices had tentatively scheduled a meeting of the Hematology and Pathology Devices Panel to be held on September 27, 1996 to review the Company's most recent premarket approval (PMA) submission. This filing with the FDA seeks approval for a new intended use for the AutoPap System as a Primary Screener of Pap smear slides. The Company's PMA supplement was accepted for filing on June 6, 1996.

NOTE 7 - RECLASSIFICATIONS

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        NeoPath, Inc. (the "Company") develops and markets products that automate the interpretation of medical images. The Company's initial products are two automated screening systems used to analyze and classify Pap smear slides. In September 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first product, the AutoPap 300 QC Automatic Pap Screener System (the "AutoPap QC"). In July 1996, the Company announced that the FDA Division of Clinical Laboratory Devices had tentatively scheduled a meeting of the Hematology and Pathology Devices Panel to be held on September 27, 1996 to review the Company's most recent premarket approval (PMA) submission. This filing with the FDA seeks approval for the Company's second product, the AutoPap 300 Automatic Pap Screener System (the "AutoPap Screener" and, together with the AutoPap QC, the "AutoPap Systems"). The Company's PMA supplement was accepted for filing on June 6, 1996.

        During the first quarter of 1996, the Health Care Financing Administration officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists as normal. The decision allows AutoPap QCs to replace the federally mandated rescreening requirement.

        The Company will typically be compensated on a pay-per-use basis (subject to certain minimum payments). Under its pay-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites while assessing customers a charge for each Pap smear slide analyzed. The retention of ownership of the AutoPap Systems entails a significant capital commitment to purchase the components of and to manufacture AutoPap Systems. The cost of each AutoPap System is reclassified from inventories to depreciable equipment upon shipment to the clinical laboratory. Such equipment, reflected on the balance sheet under "pay-per-use systems, net" is depreciated on a straight-line basis over a three-year period, commencing upon commercial operation.

RESULTS OF OPERATIONS

        The Company recognized revenues of $253,000 in the second quarter of 1996, consisting entirely of pay-per-use service contracts in the U.S. Pay-per-use revenues increased from $24,000 in the first quarter of 1996 as the result of the Company's continuing fulfillment of service contracts. Total revenues of $374,000 in the first quarter of 1996, representing the Company's first revenues, included $350,000 relating to the sale of AutoPap 300 QCs in Australia which will ultimately lead to pay-per-use pricing for primary screening. The Company recognized total revenues of $627,000 for the six-month period ended June 30, 1996.

        The primary components of cost of revenues include depreciation on pay-per-use systems and allocated service and support costs, and, with regard to the AutoPap Systems sold in the first quarter of 1996, the related cost of those units. Because manufacturing and service and support functions are at an early stage, cost of revenues for the three and six-month periods ended June 30, 1996 is not necessarily indicative of future cost of revenues.

        Research and development expenses for the three months ended June 30, 1996 increased 7.3 percent to $2.6 million from the comparable period in 1995. For the six months ended June 30, 1996, research and development expenses increased 14.7 percent to $5.3 million from the amount recognized in the six months ended June 30, 1995. The increase from prior periods is primarily a result of additional research and development personnel.

        Selling, general and administrative expenses increased 89.4 percent to $2.8 million for the three months ended June 30, 1996 from the second quarter of 1995, and increased 86.8 percent to $4.8 million for the six months ended June 30, 1996 from the comparable period in 1995. The increase from prior periods reflects the Company's continued expansion of its marketing, sales, and service functions to support commercialization of the

AutoPap Systems. The Company expects selling, general and administrative expenses to continue to increase in support of the AutoPap Systems' commercializations.

        Interest income for the second quarter of 1996 increased to $836,000 compared to $512,000 for the comparable quarter in 1995. For the six months ended June 30, 1996, interest income increased to $1.9 million from $824,000 in the six months ended June 30, 1995. The increase in interest income was due primarily to the increase in cash equivalents and securities available-for-sale as a result of the Company's follow-on public stock offering completed in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash, cash equivalents and securities available-for-sale totaled $72.1 million as of June 30, 1996, which represents an increase of $48.6 million from December 31, 1995. The increase is primarily a result of the Company's follow-on public stock offering, completed in January 1996, net of cash used in the Company's operations. The Company received $61.7 million in net proceeds from the stock offering.

        During the six months ended June 30, 1996, $11.3 million was used to fund the Company's operating activities, including $3.0 million for inventories subsequently classified as pay-per-use systems, and $2.0 million was invested in property and equipment. Negative cash flows were partially offset by the receipt of a $500,000 nonrefundable fee from a foreign distributor with which the Company has entered into a letter of intent. The Company has deferred revenue recognition of the nonrefundable fee in accordance with generally accepted accounting principles. The investment in pay-per-use systems is expected to increase as the Company continues to place AutoPap Systems into commercial service. The Company anticipates increased investments in property and equipment due to expansion of the Company's facilities and personnel-related equipment requirements.

        The Company expects negative cash flow from operations to continue for the next few years as it manufactures AutoPap Systems to support its pay-per-use program, expands its marketing and sales and customer service and support capabilities, continues its research and development activities, and satisfies regulatory requirements to market its products. The Company currently estimates that its existing cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations for at least the next two years. There can be no assurance, however, that the Company will not be required to seek additional capital at an earlier date. The Company's future capital requirements will depend on many factors, including those factors listed below.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The forward-looking statements in this report are subject to certain risks and uncertainties that could cause actual results to differ materially, including without limitation, market acceptance of the Company's products; the acceptance of the Company's pay-per-use program; product and manufacturing regulatory approvals; the Company's limited manufacturing, marketing, customer service and support capabilities; the Company's sole or limited source of supply of certain components; the status of competing products; and uncertainties relating to international transactions. These and other risks are detailed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

PART II         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. See Note 5 of the Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders held on June 25, 1996 (the "Annual Meeting"), the following Class 2 Directors were elected by the vote set forth below:


                                        For           Withheld
                                        ---           --------
             David A. Thompson       9,468,514         13,690
             Gail R. Wilensky        9,468,714         13,490

        The following proposals were also approved at the Annual Meeting:


                                        For           Against        Withheld
                                        ---           -------        --------
Amendment of NeoPath, Inc.
  1989 Restated Stock Option Plan     7,024,440       420,024         15,227

Amendment of NeoPath, Inc. Stock
  Plan for Nonemployee Directors      7,508,764       157,105         16,627

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as part of this report.

        Exhibit No.     Description
        -----------     -----------
        10.1*           NeoPath, Inc. Proposal to SmithKline Beecham Clinical
                        Laboratories, accepted May 9, 1996

        10.2* NeoPath, Inc. Proposal to Laboratory Corporation of America Holdings, accepted May 15, 1996

        10.3* NeoPath, Inc. Amended and Restated Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

        11              Computation of net loss per share

        27              Financial Data Schedule

        -------------
        * Confidential treatment requested

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NeoPath, Inc.

Date:  August 13, 1996                     By: /s/ ALAN C. NELSON
                                               ------------------------
                                           Alan C. Nelson
                                           President, Chief Executive Officer


                                           By: /s/ ROBERT C. BATEMAN
                                               ----------------------
                                           Robert C. Bateman
                                           Corporate Controller
                                           Acting Chief Accounting Officer

                                 NeoPath, Inc.
                               Index to Exhibits



     Exhibit No.          Description
     -----------          -----------
     10.1*                NeoPath, Inc. Proposal to SmithKline Beecham
                          Clinical Laboratories, accepted May 9, 1996

     10.2* NeoPath, Inc. Proposal to Laboratory Corporation of America Holdings, accepted May 15, 1996

     10.3* NeoPath, Inc. Amended and Restated Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

     11                   Computation of net loss per share

     27                   Financial Data Schedule

     ----------------

     * Confidential treatment requested