Form 10-Q/A
period 1995-09-30
NEOPATH INC
filed 1996-11-08
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 3


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
              For the quarterly period ended September 30, 1995 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File Number:  0-25210


                                  NeoPath, Inc.
             (Exact name of registrant as specified in its charter)


Washington                                        91-1436093
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


8271 - 154th Avenue NE, Redmond, Washington            98052
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (206) 869-7284


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                              Outstanding at October 31, 1995
     (Common stock, $.01 par value)                         9,794,002

PART I    FINANCIAL INFORMATION
Item 1.        Financial Statements
                                  NeoPath, Inc.
                          (a development stage company)
                                 Balance Sheets

                                                         September 30,     December 31,
                                                             1995             1994
                                                        -------------    --------------
Assets                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                               $ 2,169,848       $        -
   Securities available-for-sale                            25,862,081        2,295,095
   Inventories                                               1,437,378        1,263,926
   Other current assets                                        224,041          172,608
                                                         -------------   --------------
Total current assets                                        29,693,348        3,731,629

Property and equipment, net                                  1,569,928          846,388
Other assets                                                   322,214          615,467
                                                         -------------   --------------
Total assets                                               $31,585,490      $ 5,193,484
                                                         =============   ==============
Liabilities and shareholders' equity

Current liabilities:
  Note payable                                             $   500,000       $        -
  Accounts payable                                             276,236          725,087
  Accrued liabilities                                          980,762          522,829
  Current portion of obligations under capital leases          219,384          167,625
                                                         -------------   --------------
Total current liabilities                                    1,976,382        1,415,541

Obligations under capital leases, less current
  portion                                                      287,424          176,033

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock                                        -       32,929,062
  Common stock                                              71,571,933        3,158,257
  Deferred compensation                                      (259,512)        (453,447)
  Deficit accumulated during the development stage        (41,990,737)     (32,031,962)
                                                         -------------   --------------
Total shareholders' equity                                  29,321,684        3,601,910
                                                         -------------   --------------
Total liabilities and shareholders' equity                 $31,585,490     $  5,193,484
                                                         =============   ==============

See accompanying notes.

                                  NeoPath, Inc.
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                                            Period from
                                                                                            January 26,
                                                                                           1989 (date of
                                    Three months ended               Nine months ended     inception) to
                                       September 30,                   September 30,       September 30,
                                     1995           1994           1995          1994          1995
                                --------------  ------------  -------------  ------------ -------------
Operating expenses:
  Research and development           2,288,350     2,709,277      6,893,690     6,458,076      30,395,692
  General and administrative         1,839,096       565,755      4,431,488     2,390,672      13,005,631
                                --------------  ------------  -------------  ------------  -------------
Loss from operations                 4,127,446     3,275,032     11,325,178     8,848,748      43,401,323

Interest expense                        19,525        16,205         62,554        64,568         543,339
Interest income                      (544,794)     (102,605)    (1,368,363)     (179,785)     (1,909,756)
                                --------------  ------------  -------------  ------------  -------------
Net loss                           $ 3,602,177   $ 3,188,632   $ 10,019,369   $ 8,733,531    $ 42,034,906
                                ==============  ============   ============  ============    ============

Net loss per share                       $0.37         $1.73          $1.15         $4.74
                                         =====         =====          =====         =====

Shares used in computation of
  net loss per share                 9,684,305     1,844,851      8,732,957     1,842,661
                                ==============  ============   ============  ============
Proforma:

  Net loss per share                     $0.37         $0.49          $1.08         $1.39
                                         =====         =====          =====         =====


  Shares used in computation of
  net loss per share                 9,684,305     6,510,049      9,272,277     6,283,828
                                ==============  ============   ============  ============


See accompanying notes.

                                  NeoPath, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Period from
                                                                                         January 26,
                                                                                        1989 (date of
                                                         Nine months ended              inception) to
                                                           September 30,                September 30,
                                                      1995                1994              1995
                                                ----------------    ----------------   ---------------
Operating activities
Net loss                                           $(10,019,369)        $(8,733,531)     $(42,034,906)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                       370,947             207,229         1,487,233
     Deferred compensation                               193,935                   -           514,488
     Common stock issued for services/donation           350,000                   -           393,846
     Preferred stock issued in satisfaction
       of accrued interest                                     -                   -           184,338
     Loss in disposal of equipment                        12,240                   -            65,927
     Accrued interest on securities
       available-for-sale                              (468,976)            (88,453)         (528,116)

     Net change in operating accounts:
       Accounts payable and accrued liabilities            9,082             158,701         1,019,181
       Inventories                                     (173,452)           (802,258)       (1,437,378)
       Other                                            (81,193)            (31,169)         (239,057)
                                                ----------------    ----------------   ---------------
Net cash used in operating activities                (9,806,786)         (9,289,481)      (40,574,444)


Investing activities
Purchases of securities available-for-sale          (30,966,166)         (9,145,429)      (40,111,595)
Maturities of securities available-for-sale            7,928,751           2,996,179        14,821,800
Additions to property and equipment                  (1,106,728)           (515,388)       (3,086,832)
Other                                                    272,726                   -           198,529
                                                ----------------    ----------------   ---------------
Net cash used in investing activities               (23,871,417)         (6,664,638)      (28,178,098)

Financing activities
Issuance of notes                                              -                   -         5,515,000
Proceeds from bank note                                  500,000                   -           500,000
Issuance of common stock, net                         34,740,266                   -        34,740,266
Issuance of preferred stock, net                               -          14,914,971        29,254,333
Exercise of stock options/warrants                       394,348              58,372           679,641
Proceeds from sale/leaseback transactions                317,594             152,468         1,455,258
Principal payments on capital leases                   (154,444)           (108,011)         (948,449)
Deposits                                                  50,287                   -         (273,659)
                                                ----------------    ----------------   ---------------
Net cash provided by financing activities             35,848,051          15,017,800        70,922,390
Net increase (decrease) in cash and cash
  equivalents                                          2,169,848           (936,319)         2,169,848
Cash and cash equivalents:
  Beginning of period                                          -           1,001,037                 -
                                                ----------------    ----------------   ---------------
  End of period                                     $  2,169,848         $    64,718      $  2,169,848
                                                ================    ================   ===============

See accompanying notes.

                                  NeoPath, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Interim Financial Information

           The condensed financial statements included herein have been prepared by NeoPath, Inc. (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 29, 1995.

      The results of operations for interim periods are not necessarily indicative of results to be expected for the entire year ending December 31, 1995, or for any other fiscal period.


Net Loss Per Share

      Net loss per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the computation because the effect of their inclusion would be antidilutive, except that, in accordance with the Commission's requirements, common and common equivalent shares issued during the twelve months prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering using the treasury stock method.

     Upon completion of the Company's initial public offering, all outstanding shares of preferred stock converted to common stock. Pro forma net loss per share reflects the assumption that all preferred shares converted to common stock at the time of issuance.

Subsequent Events

      During October 1995, two major clinical laboratories announced agreements with the Company to become the initial laboratories to use the Company's AutoPap 300 QC Automatic Pap Screener System (the "AutoPap QC") as part of their quality control procedures. They expect to start using the AutoPap QCs beginning as early as January 1996. The Company will retain ownership of the AutoPap QCs which will be operated in clinical laboratories on a pay-per-slide processed basis. AutoPap QCs will be reclassified from inventory to depreciable equipment upon placement into commercial service.

Part II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No.     Description
     ------------------------------------------------------------------------
      10.2*     Master equipment lease by and between NeoPath, Inc., and
                Pacific Office   Automation dated and effective
                September 29, 1995

      10.3** NeoPath, Inc. Proposal to SmithKline Beecham Clinical Laboratories dated as of October 5, 1995

      10.4** NeoPath, Inc. Proposal to Corning Clinical Laboratories dated as of October 11,1995

      11.1      Computation of net loss per share

      27        Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1995.

*    Previously filed
**   Previously filed and confidential treatment requested

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NeoPath, Inc.


Date:   November 7, 1996                By:  /s/ ALAN C. NELSON
                                             ------------------
                                              Alan C. Nelson
                                              President, Chief Executive Officer



                                        By:  /s/ ROBERT C. BATEMAN
                                             ---------------------
                                             Robert C. Bateman
                                             Corporate Controller
                                             Acting Chief Accounting Officer

                                  NEOPATH, INC.
                                 EXHIBIT INDEX

     Exhibit No.     Description
     -------------------------------------------------------------------------
      10.2* Master equipment lease by and between NeoPath, Inc., and Pacific Office Automation dated and effective
                September 29, 1995

      10.3** NeoPath, Inc. Proposal to SmithKline Beecham Clinical Laboratories dated as of October 5, 1995

      10.4** NeoPath, Inc. Proposal to Corning Clinical Laboratories dated as of October 11,1995

      11.1      Computation of net loss per share

      27        Financial Data Schedule

*    Previously filed
**   Previously filed and confidential treatment requested