Form 10-Q
period 1996-09-30
NEOPATH INC
filed 1996-11-12
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1996
                               or
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
          Class                   Outstanding at October 31, 1996
(Common stock, $.01 par value)           13,646,430

                          NEOPATH, INC.

                 QUARTERLY  REPORT ON FORM 10-Q

                        TABLE OF CONTENTS



     Part I FINANCIAL INFORMATION                              Page

     Item 1.  Financial Statements                               1

              Balance Sheets - September 30, 1996 (unaudited)
               and December 31, 1995

              Statements of Operations (unaudited) -- for the three months and nine months ended September 30, 1996 and 1995

              Statements of Cash Flows (unaudited) -- for the three months and nine months ended September 30, 1996 and 1995

              Notes to Financial Statements

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       6


     Part II  OTHER  INFORMATION

     Item 1.  Legal Proceedings                                   8

     Item 6.  Exhibits and Reports on Form 8-K                    8


     Signatures                                                   9

Part I     FINANCIAL INFORMATION
Item 1.    Financial Statements

               NEOPATH, INC.

               BALANCE SHEETS




                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  ------------
Assets                                           (Unaudited)
Current assets:
   Cash and cash equivalents                     $ 1,965,937     $ 4,150,923
   Securities available-for-sale                  62,679,884      19,278,839
   Accounts receivable                               800,468               -
   Inventories                                     6,749,450       1,841,560
   Other current assets                              796,677         229,555
                                                 -----------      ----------
Total current assets                              72,992,416      25,500,877

Pay-per-use systems, net                           3,270,181               -
Property and equipment, net                        4,385,564       2,192,984
Deposits                                             255,298         245,068
Other assets                                              -           77,227
                                                 -----------     -----------
Total assets                                     $80,903,459     $28,016,156
                                                 ===========     ===========
Liabilities and shareholders' equity

Current liabilities:
   Accounts payable and accrued liabilities      $ 1,918,625     $   987,977
   Salaries and wages payable                      1,944,068       1,443,131
   Customer deposits                                  52,500               -
   Deferred revenue                                  500,000               -
   Current portion of obligations
     under capital leases                             87,517         193,442
                                                 -----------     -----------
Total current liabilities                          4,502,710       2,624,550

Obligations under capital leases,
  less current portion                               201,101         258,395



Shareholders' equity:
   Common stock                                  136,220,839      71,649,971
   Deferred compensation                             (79,883)       (175,782)
   Accumulated deficit                           (59,941,308)    (46,340,978)
                                                 -----------     ------------
Total shareholders' equity                        76,199,648      25,133,211
                                                 -----------     ------------
Total liabilities and shareholders' equity       $80,903,459     $28,016,156
                                                 ===========     ============





See accompanying notes.

            NEOPATH, INC.

       STATEMENTS OF OPERATIONS
             (Unaudited)


                                           Three months ended            Nine months ended
                                              September 30,                September 30,
                                           1996          1995           1996          1995
                                         ----------   ---------      -----------      ----------
Revenues                                 $  877,424    $      -      $ 1,504,051      $       -
Cost of revenues                            414,017           -          979,725              -
                                         ----------   ---------      -----------      ----------
   Gross margin                             463,407           -          524,326              -


Operating expenses:
   Research and development               2,916,124    2,288,350       8,200,000      6,893,690
   Selling, general and administrative    3,100,200    1,839,096       7,943,604      4,431,488
                                          ---------    ---------      ----------     ----------
     Total operating expenses             6,016,324    4,127,446      16,143,604     11,325,178

Loss from operations                      5,552,917    4,127,446      15,619,278     11,325,178

Interest expense                             10,889       19,525          38,465         62,554
Interest income                            (940,323)    (544,794)     (2,884,637)    (1,368,363)
                                         ----------   ----------     ------------   -----------
Net loss                                 $4,623,483   $3,602,177     $12,773,106    $10,019,369
                                         ==========   ==========     ===========    ===========

Net loss per share                            $0.35        $0.37           $1.00          $1.15
                                              =====        =====           =====          ======

Shares used in computation of
   net loss per share                    13,284,449    9,684,305      12,823,190      8,732,957
                                         ==========    =========      ==========      =========
Pro forma, reflecting assumed
  conversion of convertible
  preferred stock:

   Pro forma net loss per share               $0.35        $0.37           $1.00          $1.08
                                              =====        =====           =====          =====

   Shares used in computation of
    pro forma net loss per share         13,284,449    9,684,305      12,823,190      9,272,277
                                         ==========    =========      ==========      =========

See accompanying notes.

                    NEOPATH, INC.

              STATEMENTS OF CASH FLOWS
                     (Unaudited)



                                                            Nine months ended
                                                              September 30,
                                                           1996            1995
                                                         ----------    ----------
Operating activities
Net loss                                                $(12,773,106)   $(10,019,369)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                           1,261,065         370,947
   Deferred compensation                                      72,154         193,935
   Common stock issued for services/donation                  18,278         350,000
   Accrued interest on securities available-for-sale         427,535        (468,976)
   Net change in operating accounts:
     Accounts receivable                                    (800,468)              -
     Inventories and pay-per-use systems                  (8,464,786)       (173,452)
     Accounts payable and accrued liabilities              1,484,085           9,082
     Deferred revenue                                        500,000               -
     Other                                                  (558,063)        (68,953)
                                                        ------------     -----------
Net cash used in operating activities                    (18,833,306)     (9,806,786)


Investing activities
Purchases of securities available-for-sale               (75,750,434)    (30,966,166)
Maturities of securities available-for-sale               31,094,630       7,928,751
Additions to property and equipment                       (3,175,989)     (1,106,728)
Other                                                         66,997         323,013
                                                         -----------     ------------
Net cash used in investing activities                    (47,764,796)    (23,821,130)

Financing activities
Proceeds from bank note                                            -         500,000
Issuance of common stock, net                             61,740,351      34,740,266
Exercise of stock options and warrants                     2,835,984         394,348
Proceeds from sale/leaseback transactions                          -         317,594
Principal payments on obligations under
  capital leases                                            (163,219)       (154,444)
                                                         -----------     -----------
Net cash provided by financing activities                 64,413,116      35,797,764
Net increase (decrease) in cash and cash
   equivalents                                            (2,184,986)      2,169,848
Cash and cash equivalents:
   Beginning of period                                     4,150,923               -
                                                        ------------    ------------
   End of period                                        $  1,965,937    $  2,169,848
                                                        ============    ============

          Supplemental disclosure of non-cash item -- during the nine months ended September 30, 1996, $3,556,896 was transferred from inventories to pay-per-use systems




See accompanying notes.

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared by NeoPath, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

Note 4 - Inventories

     Inventories consist of the following:


                        September 30, 1996    December 31, 1995
                       -------------------    -----------------
     Raw materials              $2,966,529          $   789,142
     Work-in-process             1,272,412              343,306
     Finished goods              2,510,509              709,112
                                ----------          -----------
                                $6,749,450           $1,841,560
                                ==========           ==========

Note 5 -  Litigation

      On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. The Company believes it has a strong position in this action and will defend itself vigorously.


Note 6 -  Reclassifications

     Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

       NeoPath, Inc. (the "Company") develops and markets products that automate the interpretation of medical images. The Company's initial products are two automated screening systems used to analyze and classify Pap smear slides. In September 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first product, the AutoPap 300 QC Automatic Pap Screener System (the "AutoPap QC"). The Company seeks FDA approval for the Company's second product, the AutoPap 300 Automatic Pap Screener System (the "AutoPap Screener" and, together with the AutoPap QC, the "AutoPap Systems").

      During the first quarter of 1996, the Health Care Financing Administration officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists as normal. The decision allows AutoPap QCs to replace the federally mandated rescreening requirement.

      On September 27, 1996 a FDA Hematology and Pathology Devices Advisory Panel recommended that the FDA not approve, at that time, the supplement to the Company's premarket approval
(PMA) submission for the use of the AutoPap System as a primary screener of Pap smear slides pending the completion of additional premarket studies. The Company is working diligently to answer the Panel's questions and resubmit this matter to the FDA.

     The Company is compensated on either a sale or pay-per-use basis (subject to certain license agreements and minimum payments). Under its pay-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites while assessing customers a charge for each Pap smear slide analyzed. The retention of ownership of the AutoPap Systems entails a significant capital commitment to purchase the components of and to manufacture AutoPap Systems. The cost of each AutoPap System is reclassified from inventories to depreciable equipment upon shipment to the clinical laboratory. Such equipment, reflected on the balance sheet under "pay-per-use systems, net" is depreciated on a straight-line basis over a three-year period, commencing upon commercial operation.

Results of Operations

     The Company began recognizing revenues in the first quarter of 1996. In the third quarter of 1996, the Company recognized revenues of $877,000, consisting of pay-per-use and sale contracts. The $624,000 increase in revenues from the second quarter was primarily a result of an AutoPap QC sale, combined with moderate increases in the Company's pay-per-use service contracts. Total revenues of $253,000 in the second quarter of 1996 consisted entirely of pay-per-use service contracts in the U.S. The Company recognized total revenues of $1.5 million for the nine-month period ended September 30, 1996.

      The primary components of cost of revenues include depreciation on pay-per-use systems, allocated service and support costs, and, with regard to AutoPap Systems sold, the related cost of those devices. Because manufacturing, service and support functions are at an early stage, cost of revenues for the three and nine-month periods ended September 30, 1996 is not necessarily indicative of future cost of revenues.

      Research and development expenses for the three months ended September 30, 1996 increased 27.4 percent to $2.9 million from the comparable period in 1995. For the nine months ended September 30, 1996, research and development expenses increased
18.9 percent to $8.2 million from the amount recognized in the nine months ended September 30, 1995. The increase from prior periods is primarily a result of the Company's continued focus on obtaining FDA approval for the AutoPap Screener as well as improving the AutoPap Systems' performance.

      Selling,  general  and administrative expenses  increased
68.6 percent to $3.1 million for the three months ended September 30, 1996 from the third quarter of 1995, and increased 79.3 percent to $7.9 million for the nine months ended September 30, 1996 from the comparable period in 1995. The increase from prior periods reflects the Company's continued expansion of its marketing, sales and service functions to a level necessary for the worldwide roll-out of the AutoPap Systems.

     Interest income for the third quarter of 1996 increased to $940,000 compared to $545,000 for the comparable quarter in 1995. For the nine months ended September 30, 1996, interest income increased to $2.9 million from $1.4 million in the nine-month period in 1995. The increase in interest income is due primarily to the increase in cash equivalents and securities available-for-sale as a result of the Company's follow-on public stock offering completed in January 1996.

 Liquidity and Capital Resources

      The Company's cash, cash equivalents and securities available-for-sale totaled $64.6 million as of September 30, 1996, which represents an increase of $41.2 million from December 31, 1995. The increase is primarily a result of the Company's follow-on public stock offering, completed in January 1996, net of cash used in the Company's operations during 1996. The Company received $61.7 million in net proceeds from the stock offering.

      During the nine months ended September 30, 1996, $18.8 million was used to fund the Company's operating activities, including $3.6 million for inventories subsequently classified as pay-per-use systems, and $3.2 million was invested in property and equipment. During the comparable nine-month period in 1995, $9.8 million was used in operating activities, and the Company purchased $1.1 million of property and equipment. Negative cash flows in 1996 were partially offset by the receipt of $2.8 million from the exercise of stock options and warrants and by the receipt in the second quarter of a $500,000 nonrefundable fee from a foreign distributor with which the Company has entered into a letter of intent. The Company has deferred revenue recognition of the nonrefundable fee in accordance with generally accepted accounting principles. The investment in pay-per-use systems is expected to increase as the Company continues to place AutoPap Systems into commercial service under pay-per-use service contracts.

      The Company expects negative cash flow from operations to continue for the next few years as it manufactures AutoPap Systems that are placed under pay-per-use service contracts, expands its marketing, sales, customer service and support capabilities, continues its research and development activities, and satisfies regulatory requirements to market its products. The Company currently estimates that its existing cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations for at least the next seven quarters. There can be no assurance, however, that the Company will not be required to seek additional capital at an earlier date. The Company's future capital requirements will depend on many factors, including those factors listed below.

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

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

      On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. The Company believes it has a strong position in this action and will defend itself vigorously.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No. Description
     -----------------------
     11          Computation of net loss per share

     27          Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NeoPath, Inc.


Date:   November 11, 1996               By:  /s/ ALAN C. NELSON
                                            -------------------
                                            Alan C. Nelson
                                            President, Chief Executive Officer



                                        By:  /s/ ROBERT C. BATEMAN
                                             ---------------------
                                             Robert C. Bateman
                                             Corporate Controller
                                             Acting Chief Accounting Officer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS



     Exhibit No. Description
     ----------------------
     11          Computation of net loss per share

     27          Financial Data Schedule