Form 10-K
period 1996-12-31
NEOPATH INC
filed 1997-03-28
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C. 20549
                 ___________________________
                          FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
       For the Fiscal Year Ended December 31, 1996 or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

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

   Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
    Title of each class               on which registered
         None                                 N/A

   Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $.01 par value
                      (Title of Class)

     Indicate by check mark whether the registrant (1) has
filed  all reports required to be filed by Section  13  or
15(d)  of  the Securities Exchange Act of 1934 during  the
preceding 12 months (or for such shorter period  that  the
registrant was required to file such reports), and (2) has
been  subject to such filing requirements for the past  90
days.

                   Yes [X]        No [  ]

     Indicate  by  check mark if disclosure of  delinquent
filers  pursuant  to  Item 405 of Regulation  S-K  is  not
contained herein, and will not be contained, to  the  best
of   registrant's  knowledge,  in  definitive   proxy   or
information statements incorporated by reference  in  Part
III  of this Form 10-K or any amendment to this Form 10-K.
[    ]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was
                        $189,718,059.

     Number of shares of Common Stock outstanding as of February 28, 1997: 13,730,440 shares.

             DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Part II.

     Part   III  is  incorporated  by  reference  to   the
definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held on May 22, 1997.

                           PART I

Item 1.     BUSINESS

  The following Business section contains "forward looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance and achievements to differ materially from historical results or those anticipated. See "Factors Affecting Future Results and Forward-Looking Statements."

The Company

 NeoPath, Inc. (the "Company" or "NeoPath"), a Washington Corporation incorporated in 1989, develops and markets products that automate the interpretation of medical images. The Company's initial products are two automated screening systems that integrate proprietary high-speed image processing computers, video imaging technology and sophisticated image interpretation software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide. In September 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first product, the AutoPap 300 QC Automatic Pap Screener System (the "AutoPap QC"). During the first quarter of 1996, the Health Care Financing Administration officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists as normal. The decision allows AutoPap QCs to replace the federally mandated rescreening requirements. As a result of these approvals, NeoPath transitioned from a "development stage" company to a commercial entity, with the Company's first product revenues recognized in 1996.

 NeoPath is seeking FDA approval for the Company's second product, the AutoPap Automatic Pap Screener System (the "AutoPap Screener" and, in combination with the AutoPap QC, the "AutoPap System"). On September 27, 1996 a Hematology and Pathology Devices Advisory Panel recommended that the
FDA not approve, at that time, the supplement to the Company's premarket approval ("PMA") submission for the use of the AutoPap Screener as a primary screener of Pap smear slides pending the completion of additional premarket studies. The FDA subsequently followed the Panel's recommendation. The Company is performing additional clinical studies, as requested by the FDA, and plans to resubmit this matter to the FDA in 1997.

  The Company believes that the AutoPap System can facilitate the earlier and more accurate detection of precancerous cervical conditions and cervical cancer, thereby decreasing the morbidity and mortality rates for cervical cancer.

Background

Cancer of the Uterine Cervix

  Cancer of the uterine cervix is one of the most common cancers among women throughout the world, with approximately 500,000 new cases reported each year. The American Cancer Society projected that, in the United States in 1996, approximately 14,500 new cases of cervical cancer would be diagnosed and approximately 4,800 women would die of cervical cancer. Almost all deaths due to cervical cancer could be prevented with early-stage detection and treatment. Cancer of the uterine cervix is preceded by a precancerous, curable stage that generally progresses without symptoms over a period of years until it reaches an invasive stage. Treating uterine cervical cancer after it has reached the invasive stage becomes more difficult and expensive, and may not be successful. Industry sources have estimated that, of the approximately 50 million Pap tests conducted annually in the United States, approximately 2.5 million, or 5%, are diagnosed with precancerous conditions or cancer.

The Pap Test

  The Pap test, developed in the 1940s by Dr. George N. Papanicolaou, is a screening procedure for the early detection of precancerous and cancerous conditions of the uterine cervix. The Pap test was designed to identify abnormalities that may progress to cervical cancer, thereby facilitating early medical intervention. If early detection is made, treatment is relatively inexpensive and almost always successful. To obtain a Pap smear, a gynecologist or general practitioner scrapes the surface of a woman's uterine cervix to collect a sample of cells. The specimen is smeared onto a microscope slide and preserved with a fixative agent such as alcohol. This Pap smear, along with patient information, is then sent to a clinical laboratory for further preparation, screening and diagnosis.

  At the laboratory, the specimen, which typically consists of 50,000 to 300,000 cervical cells, is stained to highlight important cellular features and sealed with a protective coverslip. The Pap smear is then placed under a microscope and examined by a cytotechnologist for signs of abnormality. Cytotechnologists, medical professionals with special training in cytology (the study of cells), generally require five to ten minutes to screen each Pap smear and complete related paperwork. Typically, about 90% to 95% of all Pap smears are classified as normal. In the remaining cases, a cytotechnologist has detected a suspicious condition that must be reviewed by a senior cytotechnologist. Those slides confirmed to have signs of precancerous conditions or cancer, typically about 5% of all cases, are referred to a cytopathologist, who carefully reviews the Pap smear and makes a final diagnosis.

  Despite the acknowledged success of the Pap test, there are certain limitations in the current method of human Pap smear review. Pap smears are subject to a highly variable false-negative rate (the percentage of abnormal smears that are misclassified as normal). In certain laboratories, this false-negative rate may exceed 25% (that is, one of four abnormal Pap smears may be misclassified as normal). Partly because physical and mental stress escalates with the number of Pap smears examined, thereby increasing the risk of false-
negatives,   federal  regulations  promulgated   under   the
Clinical  Laboratory Improvement Amendments of 1988 ("CLIA")
limit    the    number   of   slides   (gynecological    and
nongynecological) that a cytotechnologist may screen each day to no more than 100. As an additional quality control measure, the CLIA regulations also require that laboratories rescreen a minimum of 10% of all Pap smears initially classified as normal.

Treatment

  In the United States, each Pap smear slide is typically classified in accordance with The Bethesda System for Reporting Cervical/Vaginal Cytologic Diagnoses. Any slide classified as other than negative is considered abnormal and may be precancerous or cancerous. Abnormalities evident in Pap smears may indicate various conditions ranging, for example, from atypical squamous cells of undetermined significance ("ASCUS") and atypical glandular cells of undetermined significance ("AGUS"), both commonly referred to as "atypia," and low-grade squamous intraepithelial lesions  ("LSILs")  to  high-grade squamous  intraepithelial lesions ("HSILs") and cancer. A woman whose Pap smear indicates the presence of HSILs or cancer will typically receive a colposcopic examination, and if necessary, a biopsy. Treatment of early-stage noninvasive cervical cancer, which is relatively curable, may be accomplished by epithelial treatment in which the cancerous tissue is removed, for example, by electrocautery. Once the cancer reaches an invasive stage, the patient's chances for recovery are diminished and typically require treatment such as radiation therapy, surgery, or chemotherapy.

Market

  The Company believes that clinical analysis of Pap smears currently represents the largest nonautomated clinical laboratory procedure. Industry statistics indicate that U.S. clinical laboratories process over 50 million Pap smears annually. The Company believes that laboratories outside the United States process more than 60 million Pap smears annually. Pap smears are processed in hospital-based and independent clinical laboratories.

  Laboratories that fail to accurately identify Pap smears that contain indications of precancerous conditions or cancer may be subject to malpractice suits. Because federal law requires all Pap smears to be retained by laboratories for five years, these laboratories face significant exposure to liability. The Company believes that use of its AutoPap System will substantially improve the current standard of practice, thereby assisting those laboratories that use the AutoPap System to reduce their exposure to such liability.

  In addition, in recent years there has been an increasing focus on improving the quality of women's healthcare. The Company believes that the AutoPap System will allow laboratories to better detect precancerous cervical conditions and cervical cancer, thereby improving the standard of care for their female patients. Earlier detection will facilitate more timely treatment and will lower risks of morbidity and mortality.

Products

  NeoPath's initial products are the AutoPap QC and the AutoPap Screener, which employ identical hardware components. The AutoPap Screener, however, contains upgraded software features that allow it to perform primary screening, as well as quality-control rescreening. The AutoPap QC has been cleared by the FDA for commercial use in the United States. The Company is performing additional clinical studies to support the supplement to the Company's PMA submission for the AutoPap Screener. In January 1997, the Company introduced its next-generation AutoPap System which incorporates new diagnostic algorithms that operate in coordination with the original AutoPap Screener algorithms to improve diagnostic accuracy. The Company is using the next-generation AutoPap System in its current clinical trials.

  The Company will limit the use of the AutoPap Screener to clinical trials and to commercial use in those foreign countries in which such use is approved, unless and until it is cleared by the FDA for commercial use in the United States. The AutoPap System is approved for primary screening and quality control in Japan, Canada, Australia, New Zealand and The Netherlands. See "Governmental Regulation."

  The AutoPap System is designed to be used on-site by general laboratory personnel and to be compatible with a wide range of staining procedures and all standard glass microscope slides. Thus, most laboratories should not find it necessary to change their current Pap smear preparation procedures to implement use of the AutoPap System. The AutoPap System currently requires use of glass coverslips, which are widely used by most laboratories and provide consistent optical characteristics. Currently, each AutoPap System analyzes a Pap smear in approximately the same time as a cytotechnologist. The AutoPap System, which holds approximately 300 Pap smear slides at a time, is easy to load and is designed to operate continuously and with minimal intervention for up to 24 hours per day. The Company provides each clinical laboratory with on-site training, system documentation, a comprehensive quality assurance program and ongoing customer and technical support.

  The  Company  believes that its automated  medical  image-
interpretation technology has substantial application in other diagnostic tests that involve microscopic analysis of biological specimens on glass slides, such as sputum, blood, tissue or urine samples. In addition, the Company has identified several other potential applications for its technology, including automated image interpretation for lung, breast, bladder and skin cancers. The Company believes that the technology embodied in the hardware platform of the AutoPap System is appropriate for other applications involving analysis of cellular images on microscope slides. Developing systems for such applications primarily involves adapting software algorithms developed for the analysis of Pap smears to the analysis of other tissue specimens. The Company continues to evaluate the indications on which it may focus future development efforts.

  The Company's research and development expenses were $11.2 million, $9.4 million, and $9.2 million in the years ended
December 31, 1996, 1995, and 1994, respectively.

     AutoPap 300 QC Automatic Pap Screener System

  The AutoPap QC is designed to rescreen Pap smears that have been previously screened and classified as normal by a cytotechnologist. Its purpose is to improve detection of false-negatives and, thereby, improve laboratory accuracy. The AutoPap QC analyzes Pap smears originally classified as normal and adequate for analysis. Those Pap smears that the AutoPap QC classifies as showing the highest potential for abnormality are identified as requiring additional review by a cytotechnologist qualified to perform quality control. The AutoPap QC is intended for use as both a quality-control and an adjunct rescreening device for previously screened Pap smears. This flexibility will allow laboratories either to implement the AutoPap QC into their quality-control procedures or to offer Pap smear rescreening by the AutoPap QC as an additional service for those women who seek an additional review of their Pap smears.

  Preclinical and clinical trials demonstrated that the AutoPap QC, operating in a quality-control mode, showed up to a five-fold improvement in the detection of false negative slides over a 10% random selection method. By the same standard, the AutoPap QC achieved up to an eight-fold improvement in the detection of biopsy-confirmed HSIL and cancer slides. The Company believes that the substantial improvement over current methodology demonstrated by the AutoPap QC can result in consistent earlier detection of precancerous conditions and cancer, thereby facilitating more timely treatment and reducing the risk of morbidity and mortality.

  Currently, most laboratories that have not adopted AutoPap technology satisfy CLIA quality control regulations by manually rescreening a minimum of 10%, randomly selected, of all Pap smears initially classified as normal. Because the AutoPap QC automatically rescreens substantially all Pap smears initially classified as normal and provides the laboratory with an enriched sample of Pap smear slides determined most likely to exhibit abnormality, the Company believes that use of the AutoPap QC will result in a substantial improvement over random selection in identifying false-negatives. During the first quarter of 1996, HCFA officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists as normal. CLIA regulations also require rescreening of slides from patients or groups of patients that are identified as having a high probability of developing cervical cancer based on available patient information. The AutoPap QC is not intended to replace a laboratory's current practices regarding rescreening Pap smears of these "high-risk" patients.

  The Company believes that, compared to current methods, the AutoPap QC enables clinical laboratories to detect precancerous cervical conditions and cervical cancer substantially earlier and more consistently, thereby decreasing the laboratory's false-negative rate and demonstrating the laboratory's commitment to achieving the highest standard of practice. This improvement over current rescreening methods should increase healthcare providers' ability to treat precancerous cervical conditions and cervical cancer, thus reducing the instances in which women will require treatments such as hysterectomies or chemotherapy, or die. The AutoPap QC also provides laboratories with the capacity to monitor and evaluate clinical laboratory processes and cytotechnologist proficiency, thereby improving the laboratory's overall performance on all initial Pap smear screening.

AutoPap Automatic Pap Screener System

  NeoPath believes that if FDA clearance for commercial use is received, the AutoPap Screener will become the Company's principal product for the Pap smear screening market. By reducing the number of Pap smears requiring cytotechnologist review, the AutoPap Screener increases the number of Pap smears a laboratory can process, potentially reducing the per-slide processing cost while maintaining or improving overall laboratory accuracy.

  Unlike the AutoPap QC, the AutoPap Screener is designed for use as a primary screener for Pap smears. The AutoPap Screener could screen all of the laboratory's Pap smears and classify them according to the level of detected abnormality such as (a) normal and needing no further review or (b) potentially abnormal and selected for review by a cytotechnologist. Normal Pap smears would pass directly to the laboratory's archive. The second group, consisting of the remaining Pap smears, would be reviewed by the laboratory's cytotechnologists according to normal laboratory procedures. The threshold for classifying Pap smears as normal and needing no human review will be established for each laboratory during System installation. Because the AutoPap Screener is an upgrade, designed to incorporate the features of the AutoPap QC, the AutoPap Screener allows the laboratory to continue to perform its AutoPap QC-assisted quality-control rescreening without having to process Pap smear slides twice through the AutoPap System.

  Because of the AutoPap Screener's ability to act as a primary Pap smear screener, the Company intends to charge higher fee-per-use and sale prices for use of the AutoPap Screener than for the AutoPap QC. The AutoPap Screener has not been cleared for commercial use in the United States.
The Company is conducting clinical trials of the AutoPap Screener and, if appropriate data is obtained, plans to submit a revised PMA supplement to the FDA in 1997. Because the AutoPap Screener classifies a portion of Pap smears as requiring no human intervention or review, there can be no assurance that the FDA review process for the AutoPap Screener will not be longer and more extensive than it was for the AutoPap QC, or that the FDA will grant market clearance of the AutoPap Screener. See "Governmental Regulation."

Marketing and Sales

  The AutoPap QC is the only fully automated Pap smear rescreening device to receive regulatory clearance for marketing in the United States. The AutoPap QC has been cleared by the FDA for commercial use in both a quality-control rescreening mode and an adjunct rescreening mode. The Company believes that use of the AutoPap QC and, upon its commercial introduction, the AutoPap Screener, may serve to distinguish its customers' laboratories as providing a higher quality of Pap smear screening compared to those laboratories that have not adopted use of the AutoPap System.

 NeoPath's primary market includes domestic and foreign clinical laboratories. The Company markets the AutoPap QC in North America through its direct sales force and markets the AutoPap System internationally primarily through relationships with independent distributors. The Company's four largest customers accounted for 86% of total
1996 revenues, and foreign product placements accounted for 45% of total 1996 revenues. The Company's market research indicates that over 35% of all U.S. Pap smears are screened by the three largest laboratories, including SmithKline Beecham Clinical Laboratories, Quest Diagnostics Incorporated, and Laboratory Corporation of America, each of which operates multiple laboratory facilities nationwide. The Company has AutoPap QCs placed under contract with each of these three large laboratory corporations. However, Unilab Corporation, with 13 AutoPap QCs, represents the Company's largest single-site contract signed to date.

 In March 1997, NeoPath received approval from the Japanese Ministry of Health and Welfare to market the AutoPap System as a primary screener. NeoPath distributes AutoPap Systems in Japan through an agreement with Nikon Corporation whereby Nikon markets products to customers and handles maintenance and service. NeoPath provides training for Nikon sales personnel and service engineers, who in turn train Japanese customers. The Japanese market, with approximately 12 million Pap smear tests conducted annually, is second only to the United States in current screening volume.

  The Company has also received regulatory approvals to export and market the AutoPap System in Canada, Australia, New Zealand and The Netherlands. The Company intends to increase its marketing efforts in Europe and other international locations in 1997.

  NeoPath is compensated on either a sale or fee-per-use basis (subject to certain license agreements and minimum
payments).   Under  its  fee-per-use  program,  the  Company
retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide analyzed. The Company's product placements have primarily consisted of fee-per-use contracts in the United States and sales contracts internationally. The Company anticipates that future product placements will continue to consist of a mixture of fee-per-use and sale contracts.

 The   Company  installs  the  AutoPap  System  at  customer
laboratories. By providing this on-site service, the Company believes that clinical laboratories will be better able to integrate use of the AutoPap System into their normal workflow. Installing the AutoPap System on site also allows clinical laboratories to maintain control over patient specimens and associated data, minimize slide handling and avoid delays in reporting their test results.

  Subject to obtaining FDA clearance for commercialization of the AutoPap Screener, the Company anticipates being able to upgrade an AutoPap QC to an AutoPap Screener in the field. As the Company's product development efforts improve the performance and functionality of the AutoPap System, the Company intends, subject to obtaining applicable regulatory approvals, to market upgraded product versions to its customers. The Company has not yet determined how it will charge for its upgrade packages, but anticipates that certain upgrades will result in increases in its fee-per-use and sale pricing.

Manufacturing

  The Company's manufacturing operations are located at its headquarters in Redmond, Washington and consist of final assembly, integration and testing of electronic, mechanical and optical components and modules comprising the AutoPap System. In its manufacturing process, the Company is required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices ("GMP") regulations, as promulgated by the FDA. As part of the FDA regulatory process, the Company's manufacturing processes and facilities are subject to periodic FDA GMP inspections and may be subject to further periodic inspections by U.S. and foreign regulatory agencies. See "Governmental Regulation." During 1996, the Company expanded its manufacturing capabilities and produced a total of 66 AutoPap Systems in the Company's first full year as a commercial entity.

  The Company purchases all components for the AutoPap System from outside vendors. A major component of the AutoPap System, the slide tray motion system, is supplied by a sole-source vendor. Certain other components, such as the video cameras, are currently supplied by a single vendor, and components provided by additional or replacement suppliers would require some modification to be incorporated into the AutoPap System. The establishment of additional or replacement sources of supply for many AutoPap System components cannot be accomplished quickly, and substitution of components could require regulatory approval, the receipt of which cannot be assured. Accordingly, a vendor's inability to supply acceptable components in a timely manner and in the quantity required could delay the Company's manufacture of, or cause the Company to cease manufacturing, its products. Any such delay or cessation could have a material adverse effect on the Company.

Core Technology

  The Company's core technology consists of a means for acquiring high-quality images through an integrated high-speed video microscope, comprehensive image interpretation software to accurately analyze images and classify cells and slides, and high-speed custom field-of-view ("FOV") computers to run the software at high speed. This technology is able to automatically analyze and extract important features of cellular material and to classify a specimen based on those features.

High-Speed Video Microscope

  To capture high-quality images, the Company has designed a high-speed video microscope consisting of an integrated mechanical/optical system with a custom microscope and video cameras that focus, capture and digitize images from a Pap smear. The microscope and three video cameras are stationary while the platform holding the Pap smear is moved, which allows the camera system to scan the Pap smear in a continuous, systematic motion. The Pap smear is illuminated by high-intensity, narrowband light from a strobe that enhances image contrast and freezes each image without interrupting the motion of the platform holding the Pap smear.

  The mechanical/optical system is controlled by a custom-designed image capture and focus module that incorporates specialized integrated circuits and software. This module calibrates the image acquisition system, automatically focuses the system to obtain diagnostically relevant images and adjusts for the non-uniform cell distributions of a conventional Pap smear. The image capture and focus module also digitizes images, evaluates image quality, decides whether to accept or reject the image for analysis and identifies the location of a rejected image for a repeat scan.

  The mechanical/optical system generally scans the slide in three separate operations. First, it performs a setup, which consists of locating the slide, identifying the coverslip area and mapping three-dimensional surface irregularities of the Pap smear. The system then captures low-magnification images from the slide in a systematic scan of the slide coverslip area. Finally, using information from the low-magnification scan, the system captures high-magnification images from those areas of the slide having the greatest diagnostic interest.

Image-Interpretation Software

  NeoPath's image-interpretation software integrates a series of image-interpretation algorithms to examine slide images and select and analyze those that are the most relevant indicators of normality and abnormality. An image-interpretation algorithm consists of multiple-step mathematical and algorithmic processes that detect and classify an object or collection of objects based on shape, structure, optical density, contextual features and other visible characteristics. The process executed by the image-interpretation software consists of five steps: selecting images from a slide, segmenting the images into objects, measuring object features, classifying objects and classifying the slide.

   Selection of Images. By analyzing images from a low-magnification scan of the slide coverslip area, algorithms first identify the areas most likely to contain cellular material of diagnostic significance. This information then guides the high-speed video microscope to analyze the locations of greatest diagnostic interest in a separate high-magnification scan. The AutoPap System also accumulates and stores information gathered in this first step for later use in the slide classification process.

   Segmentation Into Objects. In the high-magnification scan, the AutoPap System locates and segments the well-defined cells or group of cells in each image into objects, while excluding from further analysis poorly defined objects and obvious artifacts (blood, mucus, dust particles and similar matter).

   Measurement of Object Features. Once objects or groups of objects are segmented from other elements of the image, algorithms measure up to 100 features from each object. Features are characteristics of the objects that independently or in combination provide effective discrimination among normal cells, artifacts and abnormal cells. The algorithms discriminate on the basis of five general categories of features: density, texture, size, shape and context. Density features are measures of the optical density of various portions of the cell, such as the cytoplasm and nucleus, and the ratios of these densities to each other. Texture is a localized measure of optical density variation. Size features refer to the physical areas of the segmented objects and their ratios to each other. Shape features measure the boundary complexity of the segmented objects, can differentiate cell types, and are used to discriminate among isolated and overlapping objects. Context compares an object to its surroundings and the proximity of objects to each other.

   Classification of Objects. Using the measured object features, a series of algorithms then classifies the objects contained in the images. Each classification algorithm contains multiple stages that proceed from easily identifiable objects to increasingly difficult objects, adding more features at each level of classification. Three complementary algorithms are used to analyze the cells and cell groupings that could indicate normality and abnormality: the single-cell algorithm, the group algorithm and the thick-group algorithm. An "anomaly likelihood" value is computed at various steps of the classification process in which pre-defined thresholds are applied to provide "alarms," which identify objects that have a higher likelihood of being abnormal cells. The results of the three algorithms are integrated to achieve high overall classification accuracy.

   Classification of the Slide. All the gathered and analyzed information from objects is compiled in a series of scores that are used to classify the slide for purposes of quality-control rescreening, adjunct rescreening or primary screening. Other algorithms evaluate the suitability of the slide for machine processing (quality of staining, adequacy of cell collection, presentation of material on the slide and image quality) and determine the probable presence of certain important cellular material such as endocervical, endometrial and squamous cells.

Field-of-View Computer

  Image-interpretation algorithms are implemented in computer programs that must be executed by a high-speed computing system. These algorithms must be run for each Pap smear image, a process requiring significant computing power. To address this requirement, NeoPath developed specialized FOV computers, which are powerful image processors that contain application-specific integrated circuits and other processing components. The execution speed of NeoPath's image-interpretation software is accelerated through the use of these special-purpose computers. The Company estimates that one FOV can perform elemental pixel operations at a rate exceeding 1.6 billion per second and at proportionately higher rates when several FOVs are linked to run in parallel. The Company's current configuration for the AutoPap System contains 15 FOVs, and it expects that future versions will be faster (thus an AutoPap System may require fewer FOVs). The FOVs are fully programmable and can be programmed to execute algorithms for other applications.

Patents and Proprietary Rights

  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products and processes. Accordingly, the Company files patent applications to protect technologies that it believes are significant to the development of its business. The Company holds 19 U.S. patents and has 24 additional U.S. patent applications pending. The patents and patent applications relate to various aspects of the Company's high-speed image-interpretation technology. The Company has also applied for patent protection for certain aspects of its technology in foreign countries. The Company intends to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and the Company may institute or otherwise be involved in such litigation to enforce its patents, protect its trade secrets or know-how, challenge the validity of proprietary rights of others or defend against its alleged infringement of proprietary rights of others. In July 1996, a patent infringement action was filed against the Company. See "Item 3. Legal Proceedings" and "Factors Affecting Future Results and Forward-Looking Statements - Dependence on Patents and Proprietary Rights; Risk of Third-Party Claims of Infringement."

  NeoPath relies on a combination of patents, trade secrets and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's policy is to have each employee enter into a confidentiality agreement containing provisions prohibiting disclosure of confidential information to anyone outside the Company. These provisions also require disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company.

  The Company has two registered trademarks in the United States, Canada, France, the Benelux countries, Germany, The United Kingdom, Italy and Spain for "NeoPath" and "AutoPap." The Company also has registered trademarks for "AutoReview" and "PapMap" in the United States, and "NeoPath" in Australia. NeoPath has applied for registration of its trademarks in several other foreign countries.

     Third-Party Reimbursement

  Some private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, many Pap smears are currently paid for by the patient, and the level of reimbursement by those third-party payors that provide reimbursement varies considerably. Third-party payors, including Medicare and Medicaid, Blue Cross/Blue Shield, private health insurance, health administration authorities in foreign countries and other organizations, may affect the pricing or relative attractiveness of the Company's products and services by regulating the maximum amount of reimbursement provided by such payors or by not providing any reimbursement. Restrictions on reimbursement may limit the price that the Company can charge for AutoPap System screening or reduce the demand for AutoPap System screening. In addition, if there is no provision for reimbursement of the AutoPap System screening, or if the level of reimbursement is significantly below the amount laboratories charge patients to perform AutoPap System screening, the size of the potential market available to the Company would likely be reduced. There can be no assurance that costs associated with AutoPap System screening will ever become reimbursable or that the level of reimbursement to clinical laboratories for AutoPap System screening will achieve or be maintained at levels necessary to permit the Company to generate substantial revenue. In the international market, reimbursement by private third-party medical insurance providers, including governmental insurers and providers, varies by country. In certain countries, the Company's ability to achieve significant market penetration may depend on whether third-party or governmental reimbursement is available. The Company intends to focus on obtaining coverage and reimbursement from major national and regional third-party payors in the United States.

Governmental Regulation

United States

  The AutoPap QC and the AutoPap Screener are medical devices subject to extensive regulation in the United States by the FDA and by other federal, state and local authorities. The FDA regulates the research, development, clinical studies, manufacturing, packaging, labeling, distribution, promotion and postmarket surveillance of medical devices in the United States. Preclinical and clinical trials of medical devices must be conducted in conformity with all applicable FDA regulations. In addition, state and local permits may be required under regulations relating to clinical activities.

  Under the Federal Food, Drug, and Cosmetic Act, the AutoPap System is a Class III medical device, subject to stringent FDA review to ensure that the device is safe and effective before commencement of marketing, sales and distribution in the United States. After completing clinical trials with respect to the AutoPap QC, the Company submitted a PMA application supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the AutoPap QC for specified uses. As part of the PMA application, the Company submitted a full description of the AutoPap QC and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. PMA reviews by the FDA generally take at least two years from the date of filing to complete. The Company filed a PMA application for the AutoPap QC on February 24, 1995 and received FDA clearance for commercial marketing on September 29, 1995. During 1996, the Company submitted a supplement to its PMA submission to use the AutoPap Screener as a primary screener of Pap smear slides. The FDA has not granted current approval, but instead requested additional data. As a result, the Company is conducting additional clinical trials of the AutoPap Screener and, if appropriate data is obtained, plans to submit to the FDA a revised PMA supplement in 1997. Because the AutoPap Screener classifies a portion of Pap smears as requiring no human intervention or review, there can be no assurance that the FDA review process for the AutoPap Screener will not be longer and more extensive than it was for the AutoPap QC, or that the FDA will grant clearance of the AutoPap Screener for commercial use.

  Once a PMA application receives FDA approval and the Company commences marketing the applicable product, it is required to register with the FDA and to submit device listing information for products in commercial distribution. In addition, the FDA may impose certain post-approval requirements in a PMA approval order at the time of approval, with which NeoPath would be required to comply. In conjunction with FDA approval of the PMA application with respect to the AutoPap QC, the Company's manufacturing operations are subject to FDA GMP inspection. The Company will continue to be inspected on a routine basis by the FDA for compliance with GMP regulations with respect to manufacturing, testing, distribution, storage and control activities. Labeling and promotional activities are also regulated by the FDA. The Company is required to establish and maintain a system for tracking AutoPap Systems through the chain of distribution and to conduct postmarket surveillance, and will be required to provide periodic reports containing safety and effectiveness information.

  In addition, the Medical Device Reporting ("MDR") regulations obligate medical device companies such as NeoPath to provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury, or malfunctioned and the device or a similar device marketed by the company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

  If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes that the Company is not in compliance with the law, it can take one or more of the following actions: refuse to review or clear applications to market the Company's product in the United States or to allow the Company to enter into government supply contracts; withdraw previously approved applications; require notification to users regarding newly found risks; request repair, refund or replacement of faulty devices; request corrective advertisements, recalls or temporary marketing suspension; or institute legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees. Civil penalties for Food, Drug, and Cosmetic Act violations may be assessed by the FDA in lieu of or in addition to instituting other legal action. Any such action by the FDA could result in disruption of the Company's operations for an indeterminate period of time. Various states in which the Company's products may be sold in the future may impose additional regulatory requirements.

International Markets

  A Class III medical device that has not been approved for marketing in the United States may be exported for sale only after the FDA has determined that the exportation of the device is not contrary to public health and safety and that the Company has received approval of the country to which the device is intended for export. Approval of a device by a comparable regulatory authority of a non-U.S. country must generally be obtained prior to applying to the FDA for clearance to export and commence marketing in that country. Sales of medical devices outside of the United Sates are subject to foreign regulatory requirements that vary widely from country to country.

  The Company has received the necessary regulatory clearances from the FDA and the necessary regulatory approvals from the Japanese Ministry of Health and Welfare, the Canadian Health Protection Branch, The Netherlands' Ministry of Health, Welfare and Sport, the Australian Therapeutic Goods Association and the New Zealand Ministry of Health to export the AutoPap System to, and market it for commercial use in, Japan, Canada, The Netherlands, Australia and New Zealand. NeoPath intends to pursue additional product registrations in other foreign countries.

  The Company's products are subject to a variety of regulations in Europe. In vitro diagnostic medical devices, including the AutoPap System, are not currently subject to medical device directives issued by the European Union ("EU"). The Company anticipates that the EU will finalize a directive for in vitro diagnostic medical devices that would establish a basis for harmonized regulation of such devices among EU member states. NeoPath would be subject to this directive, including any established deadlines for compliance. If enacted, the directive would apply only to member states of the EU and the European Economic Area. Other European countries, however, may enact national laws that would conform to the directive. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the directive. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the AutoPap System. NeoPath is currently performing the requisite testing procedures and related documentation to apply the European "CE" mark, and the Company intends to complete the requirements by mid 1997. There can be no assurance that

NeoPath  will obtain the CE mark in 1997 or that the AutoPap
System or any other product that the Company may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

Regulation of Cervical Pap Smear Analysis

  Pursuant to CLIA, Congress directed the Department of Health and Human Services to promulgate regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. CLIA regulations require clinical laboratories to rescreen at least 10% of the Pap smears classified on initial manual screen as normal, which Pap smears must include normal cases selected at random from the laboratory's total caseload, as well as from patients or groups of patients that are identified as having a high probability of developing cervical cancer based on available patient information. The AutoPap QC is not intended to replace a laboratory's current practices regarding rescreening Pap smears of these "high-risk" patients.

  In addition, laboratories may be subject to state regulation, inspection and licensing. In recent years, a few states, including New York and California, have adopted regulations that limit the number of slides that may be manually examined by a cytotechnolgist within a given period of time. There can be no assurance that states will not directly regulate the AutoPap QC in the future. The Company cannot predict the effect, if any, that such regulation may have on its business or operations.

Competition

  Competition in the medical device industry is intense, and the industry is characterized by rapid product development and technological change. The AutoPap System competes with existing manual methods of screening Pap smears through human review as well as with certain semi-automated systems. To compete effectively, the AutoPap System must demonstrate comparable or better accuracy relative to human review of Pap smears. The Company is currently aware of two direct competitors: AutoCyte, Inc. ("AutoCyte"), which has focused on the development of a semi-automated system to prepare and analyze monolayer Pap smears (a potential alternative to conventional Pap smears) and Neuromedical Systems, Inc. ("NSI"), which is engaged in marketing a device for the semi-automated rescreening of conventional Pap smears.

  The Company believes that AutoCyte is conducting clinical trials of a system for the production and automated analysis of monolayer slides. NSI is marketing its semi-automated Pap smear rescreening device as an adjunct to human Pap smear screening. NSI's system is a computerized image processing service provided to laboratories. According to NSI, clinical laboratories will request NSI to perform its supplemental procedures when specifically requested by clinicians, patients or third-party providers. Pap smears diagnosed by a laboratory as "negative" (i.e., "normal") on an initial manual inspection and any subsequent quality-control rescreening would be sent by laboratory personnel to NSI scanning centers. The NSI system creates a color video picture of each of the 128 images of the Pap smear slide deemed by the NSI system to be most likely to be abnormal. These images are recorded on a digital tape cassette that, together with the patient's Pap smear slide, is returned to the clinical laboratory. Trained laboratory personnel then evaluate each of the 128 video pictures for each Pap smear slide. If the cytotechnologist believes that there might be an abnormality indicated on NSI's images of the Pap smear, then a cytotechnologist would manually rescreen the Pap smear slide using a microscope.

  In addition to direct competition, the Company faces indirect competition through companies that manufacture thin layer slide preparation systems and devices that automate various aspects of cytology. In May 1996, Cytyc, Inc. received PMA approval from the FDA to market its ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method. In November 1996, NeoPath announced that it had completed a joint study with Cytyc in which, using the existing AutoPap algorithms, ThinPrep-prepared slides were processed on the AutoPap System. The results of the preliminary study support the AutoPap's ability to accurately process monolayer-prepared Pap smears, and the Company expects to pursue regulatory approval to process Pap smears prepared via thin layer slide preparation systems.

  The Company believes that the AutoPap QC and, subject to the Company's obtaining requisite regulatory approvals, the AutoPap Screener, will compete on the bases of accuracy and effectiveness, cost (including both charges by the Company to the laboratory and the laboratory's labor and overhead costs for its cytotechnologists), convenience to the laboratory, perception among influential cytopathologists and laboratories and processing speed and reliability. If the AutoPap Screener is approved for commercialization in the United States, the Company believes that it will enable the Company's customer laboratories to increase the number of Pap smears processed while maintaining or improving accuracy and allow them to focus their cytotechnologists' attention on the careful review of Pap smears that are most likely to contain meaningful indication of abnormality.

  There can be no assurance that the Company's competitors will not develop new technologies and products that will compete with, or will prove to be more effective than, the AutoPap System. Furthermore, although the Company is currently aware of only two direct competitors, there can be no assurance that others will not purchase or develop technologies that would compete with the AutoPap System or render it obsolete. Competitors may manufacture, market and sell their products or services more successfully than the Company, which could have an adverse effect on the Company's business and results of operation.

Employees

  At December 31, 1996, the Company employed 185 full-time equivalent personnel, including 72 in research and development and regulatory; 50 in administration, customer service and support, and sales and marketing; and 63 in manufacturing. None of the Company's employees are represented by a union or other bargaining group. The Company believes its relationship with its employees is good.

Factors  Affecting  Future  Results  and  Forward-Looking
Statements

 The  preceding  "Business"  section  contains  "forward-
looking  statements" within the meaning  of  the  Private
Securities Litigation Reform Act of 1995.  Such  forward-
looking  statements reflect the Company's  current  views
with  respect to future events and financial performance.
These  forward-looking statements are subject to  certain
risks, uncertainties and other factors that may cause the
Company's actual results, performance and achievements to
differ  materially  from  historical  results  or   those
anticipated.   The words "plan," "expect,"  "anticipate,"
"believe"  and  similar  expressions  identify   forward-
looking  statements.  Readers are cautioned not to  place
undue reliance on these forward-looking statements.   The
Company  undertakes no obligation to publicly  update  or
revise  any  forward-looking  statements,  whether  as  a
result  of  new information, future events, or otherwise.
Factors  that  could  cause  actual  results  to   differ
materially from historical results or those anticipated include, without limitation, the items that follow.

Limited Operating History; History of Losses

 The  Company has a limited operating history and,  prior
to  1996,  was  focused primarily on product development,
obtaining    regulatory   approvals   and    establishing
manufacturing  capability.   NeoPath  began   recognizing
product revenues in 1996.

 The  Company has incurred substantial losses  since  its
inception  and, as of December 31, 1996, the Company  had
an  accumulated  deficit of $64.6 million.   The  Company
expects  continued  losses in 1997  as  it  continues  to
expand  its  sales, marketing, and customer  service  and
support  capabilities  and  continues  its  research  and
development  activities  (including  additional  clinical
studies).   There  can be no assurance that  the  Company
will achieve profitability or that the Company will not be required to seek additional capital. There can be no assurance that adequate funding will be available, if needed, or on terms acceptable by the Company.

Uncertainty of Market Acceptance; Market Consolidation

 The  Company's  success  and  growth  depend  on  market
acceptance   of   the  AutoPap  System   among   clinical
laboratories,    healthcare    providers,     third-party
healthcare payors and patients, of which there can be  no
assurance.    The  Company's  success  also  depends   on
customers' acceptance of NeoPath's fee-per-use  and  sale
programs.   Even if the Company's products were  to  gain
market acceptance, the amount of revenue to be derived by
the  Company from the AutoPap System would depend to some
extent  on the availability of reimbursement from  third-
party  healthcare payors such as government  and  private
insurance  plans.   There can be no  assurance  that  the
medical  community or third-party healthcare payors  will
accept  an  automated  Pap smear  rescreening  system  to
supplement or replace current laboratory Pap smear review
practices.   Moreover, due in part to a  continued  trend
toward   consolidation  of  clinical  laboratories,   the
Company  expects  that the number of  potential  domestic
customers  for its products will decrease.   Due  to  the
relative  size  of  the  largest U.S.  laboratories,  the
Company is likely to have a significant proportion of its
sales  concentrated among a relatively  small  number  of
customers.   These  factors may  increase  the  Company's
dependence on sales to the largest clinical laboratories and the bargaining leverage of those potential customers.

Uncertainty of Product Regulatory Clearance

 The  manufacture and sale of medical diagnostic  devices
intended  for  commercial use are  subject  to  extensive
governmental  regulation in the United  States.   Similar
requirements   are  imposed  by  comparable  governmental
agencies  in  certain  other  countries.   The  Company's
initial  product,  the AutoPap QC, has been  cleared  for
commercialization  in  the United States.   Both  AutoPap
Systems  have  been cleared for commercial  marketing  in
Japan,   Canada,   Australia,   New   Zealand   and   The
Netherlands.   Before any U.S. commercial  sales  of  the
Company's  second  product,  the  AutoPap  Screener,  can
commence,  additional clinical testing and FDA  clearance
are  required.  The Company is conducting clinical trials
of  the  AutoPap  Screener and, if  appropriate  data  is
obtained, plans to submit a revised PMA supplement to the
FDA  in  1997.  There can be no assurance, however,  that
the  Company's  clinical trials will  support  a  revised
submission,  or  that  the  Company  will  file   a   PMA
supplement in 1997, if at all.  Moreover, the FDA  review
process can be lengthy and unpredictable.  There  can  be
no  assurance  that  applicable  governmental  regulatory
agencies in the United States and elsewhere will  approve
the  AutoPap  Screener for commercial  use  on  a  timely
basis,  if  at  all. If clearance to market  is  granted,
there  can  be  no assurance that it will cover  all  the
clinical   indications  for  which  the   Company   seeks
clearance   or  that  it  will  not  contain  significant
limitations,  which may include warnings, precautions  or
contraindications,  or requests for  postmarket  studies.
Additional  regulatory requirements could be  imposed  by
legislation   or  regulation.   The  Company   may   also
encounter   delays  or  rejections  of   its   regulatory
applications based on changes in applicable regulatory policies or regulations. Although the FDA has inspected the Company's manufacturing operations with respect to the AutoPap QC for compliance with GMP, the Company's manufacturing processes remain subject to GMP regulation and inspection.

Limited  Marketing, Sales and Service  Experience;  Risks
Inherent in International Transactions

 The   Company  intends  to  market,  sell,  service  and
support  the  AutoPap System in countries  where  it  has
obtained regulatory approval through a combination  of  a
direct  sales  force  (primarily in  North  America)  and
independent   foreign  distributors.   The  Company   has
limited  marketing,  sales and  service  experience,  and
there  can be no assurance that the Company will be  able
to  recruit and retain skilled sales, marketing,  service
or support personnel or foreign distributors, or that the
Company's marketing and sales efforts will be successful.
With   regard  to  distribution  arrangements   for   the
placement of AutoPap Systems, the Company will depend  on
the  efforts of third parties.  There can be no assurance
that  such  efforts will be successful.  In  addition,  a
number   of   risks   are   inherent   in   international
transactions, including regulatory delays or disapprovals
with   respect  to  the  Company's  products,  government
controls,    export   license   requirements,   political
instability, price controls, trade restrictions, changes in tariffs or difficulties with foreign distributors.

Sole or Limited Source of Supply; Governmental Regulation of Manufacturing

 The  Company  purchases all components for  the  AutoPap
System  from outside vendors.  A major component  of  the
AutoPap System, the slide tray motion system, is supplied
by  a sole-source vendor.  Certain other components, such
as  the video cameras, are currently supplied by a single
vendor,   and   components  provided  by  additional   or
replacement suppliers would require some modification  to
be   incorporated   into   the   AutoPap   System.    The
establishment  of  additional or replacement  sources  of
supply  for  many  AutoPap System  components  cannot  be
accomplished  quickly,  and  substitution  of  components
could  require regulatory approval, the receipt of  which
cannot be assured.  Accordingly, a vendor's inability  to
supply  acceptable components in a timely manner  and  in
the   quantity   required  could  delay   the   Company's
manufacture   of,   or  cause  the   Company   to   cease
manufacturing, its products. Any such delay or cessation could have a material adverse effect on the Company.

 Manufacturers of medical diagnostic devices are  subject
to  strict  federal regulations regarding validation  and
the  quality  of  manufacturing, including  periodic  FDA
inspections of the manufacturing facilities of diagnostic
device  manufacturers to determine  compliance  with  GMP
regulations.   The  Company's  manufacturing  operations,
including any expansion of such operations, will continue
to  be  required  to  comply with  these  and  all  other
applicable  regulations, and with applicable  regulations
imposed  by other governments.  The Company's failure  to
comply  with  GMP regulations could result  in  civil  or
criminal  penalties  or  enforcement  proceedings   being
imposed on the Company, including the recall of a product
or  a "cease distribution" order requiring the Company to
stop  placing  its  products in service  or  selling  its
products,  as  the  case may be.  Similar  results  could
occur if the Company were to violate foreign regulations.
There  can be no assurance that the Company will be  able
to  attain  or maintain compliance with GMP requirements.
Failure   to  maintain  compliance  with  the  applicable
manufacturing requirements of various regulatory agencies would have a material adverse effect on the Company.

Competition

  Competition in the medical device industry is intense, and the industry is characterized by rapid product development and technological change. The AutoPap System competes with existing manual methods of screening Pap smears through human review as well as with certain semi-automated systems. To compete effectively, the AutoPap System must demonstrate comparable or better accuracy relative to human review of Pap smears. The Company is currently aware of two direct competitors: AutoCyte, which has focused on the development of a semi-automated system to prepare and analyze monolayer Pap smears (a potential alternative to conventional Pap smears) and NSI, which is engaged in marketing a device for the semi-automated rescreening of conventional Pap smears. In addition to direct competition, the Company faces indirect competition through companies that manufacture thin layer slide preparation systems and devices that automate various aspects of cytology. In May 1996, Cytyc, Inc. received PMA approval from the FDA to market its ThinPrep System for cervical cancer screening as a replacement for the conventional Pap smear method.

  The Company believes that the AutoPap QC and, subject to the Company's obtaining requisite regulatory approvals, the AutoPap Screener, will compete on the bases of accuracy and effectiveness, cost (including both charges by the Company to the laboratory and the laboratory's labor and overhead costs for its cytotechnologists), convenience to the laboratory, perception among influential cytopathologists and laboratories and processing speed and reliability.

  There can be no assurance that the Company's competitors will not develop new technologies and products that will compete with, or will prove to be more effective than, the AutoPap System. Furthermore, although the Company is currently aware of only two direct competitors, there can be no assurance that others will not purchase or develop technologies that would compete with the AutoPap System or render it obsolete. Competitors may manufacture, market and sell their products or services more successfully than the Company, which could have an adverse effect on the Company's business and results of operation. See "Business - Competition."

     Dependence  on  Reimbursement; Potential  Effect  of
  Healthcare Reform

 Various  third-party  healthcare payors  in  the  United
States,   including  Medicare,  Medicaid,  managed   care
organizations   and  private  insurance  companies,   are
increasingly sensitive to containing healthcare costs and
have  focused on new technology as being a primary factor
in increased healthcare costs.  There can be no assurance
that   third-party   healthcare   payors   will   provide
reimbursement  for procedures performed  by  the  AutoPap
System or that such reimbursement will be obtained  in  a
timely  manner  or  will  be  adequate.   If  Pap   tests
conducted  using the AutoPap System are not approved  for
adequate  levels of reimbursement, the Company's  ability
to  commercialize the AutoPap System would  be  adversely
affected.   In  addition, there can be no assurance  that
future  healthcare legislation or other  changes  in  the
administration or interpretation of government healthcare
or  third-party reimbursement programs will  not  have  a
material   adverse   effect  on  the  Company.    Foreign
countries have various healthcare reimbursement  systems,
and   there   can   be  no  assurance  that   third-party
reimbursement  will  be made available  for  the  AutoPap
System under any foreign reimbursement system.

Dependence on Single Product Line

 To  date,  the  Company  has  concentrated  its  efforts
primarily  on development of the AutoPap System  and  has
performed only limited research on other applications  of
its  core  technology.   Accordingly,  the  Company  will
depend on the successful development and marketing of the AutoPap System to generate revenues. There can be no assurance that the AutoPap System will be successfully commercialized.

Product Liability

 The   commercial  screening  of  Pap  smears  has   been
characterized by significant malpractice litigation.   As
a  result, the Company faces risk of exposure to  product
liability, errors and omissions or other claims if use of
the  AutoPap  System  or  other  products  that  may   be
developed by the Company is alleged to have resulted in a
false-negative diagnosis.  Although the Company currently
has  product  liability  insurance,  the  medical  device
industry   has   experienced  increasing  difficulty   in
obtaining  and  maintaining reasonable product  liability
coverage, and substantial increases in insurance  premium
costs  in  many cases have rendered coverage economically
impractical.   There  can  be no assurance  that  product
liability insurance will continue to be available to the Company when needed at a reasonable cost, that insurance coverage obtained by the Company will be adequate or that any product liability claim would not have a material adverse effect on the Company.

Dependence on Patents and Proprietary Rights; Risk of Third-
Party Claims of Infringement

 NeoPath  relies  on  a  combination  of  patents,  trade
secrets  and  confidentiality agreements to  protect  its
proprietary technology, rights and know-how.  The Company
holds  19 U.S. patents and has 24 additional U.S. patents
pending.   There can be no assurance that pending  patent
applications  will  ultimately issue as  patents  or,  if
patents  do  issue,  that  the  claims  allowed  will  be
sufficiently  broad to protect what the Company  believes
to  be its proprietary rights.  In addition, there can be
no  assurance that issued patents or pending applications
will not be challenged or circumvented by competitors, or
that   the   rights  granted  thereunder   will   provide
competitive advantages to the Company.  There can  be  no
assurance  that  the  obligations  of  employees  of  the
Company  and  third  parties with whom  the  Company  has
entered  into confidentiality agreements to maintain  the
confidentiality   of   trade  secrets   and   proprietary
information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by NeoPath's competitors.

 On  July  15, 1996, Neuromedical Systems, Inc.  filed  a
lawsuit  against  NeoPath,  Inc.  in  the  United  States
District  Court for the Southern District  of  New  York.
The   complaint   alleges  patent  infringement,   unfair
competition, false advertising, and related  claims.   On
September  5,  1996,  the Company filed  its  answer  and
counter  claims.  The Company believes it  has  a  strong
position   in   this  action  and  is  defending   itself
vigorously. There can be no assurance as to the outcome of this litigation.

Dependence on Key Personnel

 The   Company  is  highly  dependent  on  the  principal
members of its management and scientific staff, the  loss
of   whose  services  might  impede  achievement  of  its
strategic  or  research and development objectives.   The
Company's  success will depend on its ability  to  retain
key   employees  and  to  attract  additional   qualified
employees.   Competition among medical  device  companies
for highly skilled scientific and management personnel is intense, and the failure to recruit such personnel or the loss of existing personnel could have a material adverse effect on the Company. The Company does not carry key person life insurance on its executives or other key personnel.

Highly  Volatile  Stock Price; Potential Fluctuations  in
Future Quarterly Results

   The  market  price of shares of the  Company's  Common
Stock,  like  that  of  the common stock  of  many  other
medical   device  companies,  may  be  highly   volatile.
Factors such as the results of the Company's sales and marketing programs, clinical trials by the Company or its competitors, concern as to the safety or efficacy of the Company's products or its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, fluctuations in the Company's operating results, and general market and economic conditions are likely to have a significant impact on the future price of the Common Stock.

 The  Company  expects  that its operating  results  will
fluctuate  significantly from quarter to quarter  in  the
future  and will depend on a number of factors,  many  of
which  are  outside  of  the  Company's  control.   These
factors   include:   the  rate  and  extent   of   market
acceptance of the AutoPap System; the mixture of fee-per-use and sale contracts; the rate and size of expenditures incurred as NeoPath expands its domestic and foreign marketing and sales programs and continues its research and development efforts; the timing of approvals for AutoPap reimbursement; the timing of domestic and foreign regulatory approvals; and the introduction and market acceptance of competing products or technologies.

Item 2.PROPERTIES

  The Company leases approximately 53,000 square feet of office and manufacturing space in Redmond, Washington under operating leases expiring in May 1998 through January 2000, with various renewal options. Under a sublease, the Company intends to lease an additional 16,000 square feet of space starting April 1, 1997. Management believes that the Redmond facility and other available office space is adequate for the Company's current needs. Management also believes that additional space is available in the area, should it be needed.

Item 3.   LEGAL PROCEEDINGS

   On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. The Company believes it has a strong position in this action and is defending itself vigorously.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                           PART II

Item  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

      The   information  required  by  Item  5   is   hereby
incorporated  by  reference  to the  Company's  1996  Annual
Report to Shareholders, page 41.

Item 6.     SELECTED FINANCIAL DATA

      The   information  required  by  Item  6   is   hereby
incorporated  by  reference  to the  Company's  1996  Annual
Report to Shareholders, page 19.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION   AND  RESULTS OF OPERATIONS

      The   information  required  by  Item  7   is   hereby
incorporated  by  reference  to the  Company's  1996  Annual
Report to Shareholders, pages 20-23.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The   information   required  by   Item   8   is   hereby
incorporated  by  reference  to the  Company's  1996  Annual
Report to Shareholders, pages 24-40.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING  AND FINANCIAL DISCLOSURE

   None.

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is hereby incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed within 120 days of the Company's last fiscal year end, December 31, 1996.

Item 11.  EXECUTIVE COMPENSATION

    The   information  required  by  Item   11   is   hereby
incorporated by reference to the section entitled "Executive
Compensation" in the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The   information  required  by  Item   12   is   hereby
incorporated by reference to the section entitled  "Security
Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The   information  required  by  Item   13   is   hereby
incorporated  by reference to the section entitled " Certain
Relationships  and  Related  Transactions"  in   the   Proxy
Statement.

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K

(a) Index to list of documents filed as part of this report.

  1.   Financial Statements

       The following financial statements of NeoPath, Inc.
are included in Item 8 by reference to the  Company's
1996 Annual Report to Shareholders:

                                                          Annual Report
                                                              Page #


       Balance Sheets at December 31, 1996 and 1995             24

       Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994                      25

       Statements of Shareholders' Equity for the year ended
          December 31, 1996, 1995 and 1994                     26-27

       Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                     28-29

       Notes to Financial Statements                           30-38

  2.   Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts

       All other schedules have been omitted because they were not applicable.

  3.   Exhibits

               3.1   (1)   Articles  of  Incorporation  of  the
               registrant

               3.2   (1)   Bylaws of the registrant

               10.1  NeoPath, Inc. 1989 Stock  Option  Plan, as
               Amended and Restated on December 10, 1996

               10.2  NeoPath, Inc. Stock Option  Plan  for
               Nonemployee Directors, as Amended and Restated on February 27, 1997

               10.3  (1)   Form of Indemnification Agreement
               for officers and directors of the registrant

               10.4 (1) Consolidated Amended and Restated Shareholders Agreement dated March 27, 1992, by and among NeoPath, Inc. and the Shareholders listed on Exhibit A thereto and First Amendment to Consolidated Amended and Restated Agreement dated January 14, 1994

               10.6 (5) First Amendment to Lease by and between Teachers Insurance & Annuity Association and NeoPath, Inc. dated February 16, 1995, Second Amendment to Lease by and between Teachers Insurance & Annuity and NeoPath, Inc. dated November 21, 1995 and Letter from Teachers Insurance & Annuity dated December 15, 1995

               10.7  (5)   Sublease (Tunturi,  Inc./NeoPath)
               dated   December  22,  1995  by  and  between
               NeoPath, Inc. and Tunturi, Inc.

               10.8  (1)   Form  of  Agreement   regarding
               clinical study of the AutoPap 300 QC  System:
               Confidentiality      of      Records      and
               Indemnification

               10.9 (1) Agreement by and between NeoPath, Inc. and Kyto Diagnostic, L.P. regarding clinical study of the AutoPap 300 QC System:
               Confidentiality      of      Records      and
               Indemnification

               10.10  (1)   Product  Development  and  Supply
               Agreement between Applied Precision, Inc. and
               NeoPath, Inc. dated January 1, 1992

               10.13  (1)   Master Equipment Lease Line  dated
               August   6,   1994  between  First   Portland
               Technology Corp. and NeoPath, Inc.

               10.14  (2)   Master  Equipment  Lease  by  and
               between NeoPath, Inc. and Haworth Leasing dated January 31, 1995

               10.15  (3)   Master  Equipment  Lease  between
               NeoPath, Inc. and Pacific Office Automation dated March 16, 1995

               10.17  (4)   NeoPath,   Inc.   Proposal   to
               SmithKline Beecham Clinical Laboratories dated as of October 4, 1995, countersigned by SmithKline Beecham Clinical Laboratories on October 4, 1995

               10.18  (4)   NeoPath, Inc. Proposal to  Corning
               Clinical Laboratories Inc. executed as of October 11, 1995, countersigned by Corning Clinical Laboratories on October 13, 1995

               10.19  (4)   Master  Equipment  Lease  by  and   between
               NeoPath, Inc. and Pacific Office Automation dated as of September 30, 1995

               10.20  (6)   NeoPath,   Inc.   Proposal   to
               SmithKline   Beecham  Clinical  Laboratories,
               accepted May 9, 1996

               10.21  (6)   NeoPath,   Inc.   Proposal   to
               Laboratory Corporation of America Holdings, accepted May 15, 1996

               10.22  (6)   NeoPath, Inc. Amended and Restated
               Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

               10.23    Form   of  Senior  Management   Employment
               Agreement

               10.24* International Distribution Agreement between NeoPath, Inc. and Nikon Corporation, dated as of December 19, 1996

               11.1        Computation of net loss per share

               13.1        1996 Annual Report to Shareholders

               23.1        Consent of Ernst & Young LLP, Independent
               Auditors

               27          Financial Data Schedule
_____________________________
* Confidential treatment requested

        (1)   Filed   as  an  exhibit  to  the  registrant's
               Registration Statement on Form S-1 (File  No.
               33-86822)   and   incorporated   herein    by
               reference.

        (2)   Filed   as  an  exhibit  to  the  registrant's
               Report  on form 10-Q filed on March 29,  1995
               and incorporated herein by reference.

        (3)   Filed   as  an  exhibit  to  the  registrant's
               Report on Form 10-Q filed on August 10,  1995
               and incorporated herein by reference.

        (4)   Filed   as  an  exhibit  to  the  registrant's
               Report  on  Form 10-Q filed on  November  14,
               1995 as amended on December 12, 1995 and incorporated herein by reference.

        (5)   Filed   as  an  exhibit  to  the  registrant's
               Registration Statement on Form S-1 (File  No.
               33-80377)   and   incorporated   herein    by
               reference.

        (6)   Filed   as  an  exhibit  to  the  registrant's
               Report on Form 10-Q filed on August 14,  1996
               and incorporated herein by reference.

(b)  Reports on Form 8-K:

       None

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redmond, State of Washington on the 27th day of March, 1997.

                                   NEOPATH, INC.


                                   By:  /s/  ALAN C. NELSON
                                      ---------------------
                                      Alan C. Nelson, Ph.D.
                                      President and Chief
Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 27th day of March, 1997.

Signature                  Title


/s/    ALAN   C.   NELSON            President,   Chief
-------------------------            Executive Officer and Director
Alan  C.  Nelson, Ph.D.              (Principal  Executive Officer)


/s/   ROBERT C. BATEMAN              Corporate Controller and
-----------------------              Corporate Secretary
Robert  C.  Bateman                  (Acting Chief Accounting Officer)


/s/  WALTER L. ROBB                  Chairman of the Board
--------------------
Walter L. Robb, Ph.D.


/s/  ALAN D. FRAZIER                 Director
--------------------
Alan D. Frazier


/s/  CRISTINA H. KEPNER              Director
-----------------------
Cristina H. Kepner


/s/  C. RICHARD KRAMLICH             Director
------------------------
C.  Richard Kramlich


/s/  DAVID A. THOMPSON               Director
----------------------
David A. Thompson


/s/  GAIL R. WILENSKY                Director
---------------------
Gail R. Wilensky

                                                 SCHEDULE II

                        NEOPATH, INC.
              VALUATION AND QUALIFYING ACCOUNTS



                                       Balance     Charged    Charged                 Balance
                                          at         to         to                      at
                                      Beginning   Costs &     Other                    End of
Description                           of Period   Expenses   Accounts   Deductions     Period
-------------------------------       ---------   --------   --------   ----------    -------
Allowance for doubtful accounts:

 Year ended December 31, 1996          $   --      $ 175,000  $   --    $    --     $ 175,000

 Year ended December 31, 1995              --           --        --         --          --

 Year ended December 31, 1994              --           --        --         --          --




                        NEOPATH, INC.
                      INDEX TO EXHIBITS


               Exhibit No.     Description

               3.1  (1)   Articles  of  Incorporation  of  the
               registrant

               3.2  (1)   Bylaws of the registrant

               10.1  NeoPath, Inc. 1989 Stock  Option  Plan,
               as Amended and Restated on December 10, 1996

               10.2    NeoPath, Inc. Stock Option  Plan  for
               Nonemployee Directors, as Amended and Restated on February 27, 1997

               10.3  (1)   Form of Indemnification Agreement
               for officers and directors of the registrant

               10.4 (1) Consolidated Amended and Restated Shareholders Agreement dated March 27, 1992, by and among NeoPath, Inc. and the Shareholders listed on Exhibit A thereto and First Amendment to Consolidated Amended and Restated Agreement dated January 14, 1994

               10.6 (5) First Amendment to Lease by and between Teachers Insurance & Annuity Association and NeoPath, Inc. dated February 16, 1995, Second Amendment to Lease by and between Teachers Insurance & Annuity and NeoPath, Inc. dated November 21, 1995 and Letter from Teachers Insurance & Annuity dated December 15, 1995

               10.7  (5)   Sublease (Tunturi,  Inc./NeoPath)
               dated   December  22,  1995  by  and  between
               NeoPath, Inc. and Tunturi, Inc.

               10.8  (1)    Form  of  Agreement   regarding
               clinical study of the AutoPap 300 QC  System:
               Confidentiality      of      Records      and
               Indemnification

               10.9 (1) Agreement by and between NeoPath, Inc. and Kyto Diagnostic, L.P. regarding clinical study of the AutoPap 300 QC System:
               Confidentiality      of      Records      and
               Indemnification

               10.10  (1)   Product  Development  and  Supply
               Agreement between Applied Precision, Inc. and
               NeoPath, Inc. dated January 1, 1992

               10.13  (1)   Master Equipment Lease Line  dated
               August   6,   1994  between  First   Portland
               Technology Corp. and NeoPath, Inc.

               10.14  (2)   Master  Equipment  Lease  by  and
               between NeoPath, Inc. and Haworth Leasing dated January 31, 1995

               10.15  (3)   Master  Equipment  Lease  between
               NeoPath, Inc. and Pacific Office Automation dated March 16, 1995

               10.17  (4)   NeoPath,   Inc.   Proposal   to
               SmithKline Beecham Clinical Laboratories dated as of October 4, 1995, countersigned by SmithKline Beecham Clinical Laboratories on October 4, 1995

               10.18  (4)   NeoPath, Inc. Proposal to  Corning
               Clinical Laboratories Inc. executed as of October 11, 1995, countersigned by Corning Clinical Laboratories on October 13, 1995

               10.19  (4)   Master  Equipment  Lease  by  and   between
               NeoPath, Inc. and Pacific Office Automation dated as of September 30, 1995

               10.20  (6)   NeoPath,   Inc.   Proposal   to
               SmithKline   Beecham  Clinical  Laboratories,
               accepted May 9, 1996

               10.21  (6)   NeoPath,   Inc.   Proposal   to
               Laboratory Corporation of America Holdings, accepted May 15, 1996

               10.22  (6)   NeoPath, Inc. Amended and Restated
               Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

               10.23    Form   of  Senior  Management   Employment Agreement

               10.24* International Distribution Agreement between NeoPath, Inc. and Nikon Corporation, dated as of December 19, 1996

               11.1        Computation of net loss per share

               13.1        1996 Annual Report to Shareholders

               23.1        Consent of Ernst & Young LLP, Independent
               Auditors

               27          Financial Data Schedule
_____________________________
* Confidential treatment requested

        (1)   Filed   as  an  exhibit  to  the  registrant's
               Registration Statement on Form S-1 (File  No.
               33-86822)   and   incorporated   herein    by
               reference.

        (2)   Filed   as  an  exhibit  to  the  registrant's
               Report  on form 10-Q filed on March 29,  1995
               and incorporated herein by reference.

        (3)   Filed   as  an  exhibit  to  the  registrant's
               Report on Form 10-Q filed on August 10,  1995
               and incorporated herein by reference.

        (4)   Filed   as  an  exhibit  to  the  registrant's
               Report  on  Form 10-Q filed on  November  14,
               1995 as amended on December 12, 1995 and incorporated herein by reference.

        (5)   Filed   as  an  exhibit  to  the  registrant's
               Registration Statement on Form S-1 (File  No.
               33-80377)   and   incorporated   herein    by
               reference.

        (6)   Filed   as  an  exhibit  to  the  registrant's
               Report on Form 10-Q filed on August 14,  1996
               and incorporated herein by reference.