Form 10-Q
period 1997-03-31
NEOPATH INC
filed 1997-05-14
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                  FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                For the quarterly period ended March 31, 1997
                                     or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                      Commission File Number:  0-25210


                                NEOPATH, INC.
           (Exact name of registrant as specified in its charter)


Washington                                        91-1436093
(State or other jurisdiction of                  (I.R.S. Employer
incorporation  or organization)                 Identification No.)


8271 - 154th Avenue NE, Redmond, Washington                 98052
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (425) 869-7284


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]        No [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                              Outstanding at April 29, 1997
(Common stock, $.01 par value)                       14,269,511

                                NEOPATH, INC.

                       QUARTERLY  REPORT ON FORM 10-Q

                              TABLE OF CONTENTS



     Part I  FINANCIAL INFORMATION                               Page

     Item 1. Financial Statements                                 1

             Balance Sheets -- March 31, 1997
              (unaudited) and December 31, 1996

             Statements  of  Operations (unaudited)  --
              for the three months ended March 31,
              1997 and 1996

             Statements  of  Cash Flows  (unaudited) --
              for the three months ended March 31,
              1997 and 1996

             Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations        6


     Part II OTHER  INFORMATION

     Item 1. Legal Proceedings                                    9

     Item 6. Exhibits and Reports on Form 8-K                     9

     Signatures                                                   10

Part I     FINANCIAL INFORMATION
Item 1.    Financial Statements

                    NEOPATH, INC.

                   BALANCE SHEETS




                                                           March 31,     December 31,
                                                             1997            1996
                                                          -----------    ------------
                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                              $12,979,624     $ 7,871,401
   Securities available-for-sale                           39,558,456      50,616,477
   Accounts receivable,net                                  1,937,802         840,256
   Inventories                                              7,224,027       5,641,914
   Other current assets                                       570,199         197,726
                                                           ----------      ----------
Total current assets                                       62,270,108      65,167,774

Fee-per-use systems, net                                    6,564,944       5,994,137
Property and equipment, net                                 4,922,865       4,813,745
Deposits and other assets                                     156,939         155,899
                                                          -----------     -----------
Total assets                                              $73,914,856     $76,131,555
                                                          ===========     ===========
Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                       $ 1,923,627     $ 1,496,630
   Salaries and wages payable                               1,341,625       2,208,454
   Other accrued liabilities                                1,499,827         565,939
   Current portion of obligations under capital leases         74,369          75,861
                                                          -----------     -----------
Total current liabilities                                   4,839,448       4,346,884

Obligations under capital leases, less current portion        162,071         182,535



Shareholders' equity:
   Common stock                                           139,879,171     136,255,746
   Deferred compensation                                            -         (74,246)
   Accumulated deficit                                    (70,965,834)    (64,579,364)
                                                         ------------     ------------
Total shareholders' equity                                 68,913,337      71,602,136
                                                         ------------     -----------
Total liabilities and shareholders' equity                $73,914,856     $76,131,555
                                                         ============     ===========




See accompanying notes.

              NEOPATH, INC.

        STATEMENTS OF OPERATIONS
               (Unaudited)



                                              Three months ended
                                                   March 31,
                                              1997            1996
                                          ------------     -----------

Revenues                                    $ 2,234,552     $   373,619
Cost of revenues                              1,077,512         336,840
                                            -----------     -----------
   Gross margin                               1,157,040          36,779


Operating expenses:
   Research and development                   4,386,856       2,692,234
   Selling, general and administrative        3,695,671       2,038,176
                                             ----------      ----------
                                              8,082,527       4,730,410

Loss from operations                         (6,925,487)     (4,693,631)

Interest income                                 745,666       1,108,053
Interest expense                                 (6,485)        (16,496)
                                            ------------    ------------
Net loss                                    $(6,186,306)    $(3,602,074)
                                            ============    ============

Net loss per share                               $(0.45)         $(0.30)
                                                 =======         =======

Shares used in computation of
   net loss per share                        13,771,635      12,122,092
                                             ===========     ===========









See accompanying notes.

                    NEOPATH, INC.

              STATEMENTS OF CASH FLOWS
                     (Unaudited)



                                                            Three months ended
                                                                 March 31,
                                                            1997            1996
                                                        ------------    ------------
Operating activities
Net loss                                                $ (6,186,306)   $ (3,602,074)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                             758,877         226,250
   Deferred compensation                                      74,246          60,820
   Accrued interest on securities available-for-sale         458,950         182,384
   Net change in operating accounts:
     Accounts receivable                                  (1,097,546)       (206,217)
     Inventories and fee-per-use systems                  (2,715,121)     (2,021,931)
     Accounts payable and accrued liabilities                494,056         352,249
   Other                                                    (372,473)       (217,444)
                                                        -------------    ------------
Net cash used in operating activities                     (8,585,317)     (5,225,963)


Investing activities
Purchases of securities available-for-sale                (1,101,093)    (67,508,365)
Maturities of securities available-for-sale               11,500,000      11,780,541
Additions to property and equipment                         (305,796)       (428,547)
Other                                                         (1,040)         73,639
                                                         ------------   -------------
Net cash provided by (used in) investing activities       10,092,071     (56,082,732)

Financing activities
Issuance of common stock, net                                      -      61,740,351
Exercise of stock options and warrants                     3,623,425       1,350,765
Principal payments on obligations under capital leases       (21,956)        (57,555)
                                                        -------------   -------------
Net cash provided by financing activities                  3,601,469      63,033,561
                                                        -------------   -------------
Net increase in cash and cash equivalents                  5,108,223       1,724,866
Cash and cash equivalents:
   Beginning of period                                     7,871,401       4,150,923
                                                        ------------    -------------
   End of period                                        $ 12,979,624    $  5,875,789
                                                        ============    =============

Noncash transactions and supplemental disclosures
Cash paid for interest                                  $      6,485    $     16,496
Inventories transferred to fee-per-use systems               802,834       1,499,496
Inventories transferred to property and equipment            330,174               -


See accompanying notes.

                                NEOPATH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared by NeoPath, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996.

Note 2 - Revenue Recognition

      The Company recognizes fee-per-use revenues based on the number of customer slides processed, subject to agreed-upon minimum processing levels, beginning in the month an AutoPap System is initially placed in commercial use at the customer site and is accepted by the customer. Sales of AutoPap Systems are recognized as revenues at date of shipment.

Note 3 - Recently Issued Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. The new Statement requires that companies change the method currently used to compute earnings per share and restate all prior periods, if necessary. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Because the Company's stock options are not dilutive (due to net losses), the impact of Statement No. 128 on the Company's calculation of net loss per share is not expected to be material.

Note 4 - Inventories

     Inventories consist of the following:


                               March 31, 1997   December 31, 1996
                               --------------   -----------------
     Raw materials             $   2,886,840        $   2,725,725
     Work-in-process               1,282,428              166,437
     Finished goods                3,054,759            2,749,752
                               -------------       --------------
                               $   7,224,027        $   5,641,914
                               =============       ==============

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

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical Systems, Inc. in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks preliminary and permanent injunctions against Neuromedical Systems, Inc.

Note 6 -  Reclassifications

     Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      NeoPath, Inc. (the "Company" or "NeoPath") develops and markets products that automate the interpretation of medical images. The Company's initial products are two automated screening systems that integrate proprietary high-speed image processing computers, video imaging technology and sophisticated visual intelligence software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide. In September 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first product, the AutoPap 300 QC Automatic Pap Screener System (the "AutoPap QC"). In early 1996, the Health Care Financing Administration officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists as normal. The decision allows AutoPap QCs to be used in meeting the federally mandated rescreening requirement.

     NeoPath is seeking FDA approval for the Company's second product, the AutoPap Automatic Pap Screener System (the "AutoPap Screener" and, in
combination with the AutoPap QC, the "AutoPap System"). The Company is in the process of completing clinical studies involving over 30,000 cases that support an amendment to the Company's Pre-Market Approval ("PMA") supplement for the use of the AutoPap Screener as a primary screener of Pap smear
slides.   The Company will be analyzing the data from these clinical studies and plans to submit the amended PMA supplement to the FDA in 1997. During the first quarter of 1997, the Ministry of Health and Welfare in Japan approved the AutoPap System for sale as a primary screener.

     The Company is compensated on either a sale or fee-per-use basis (subject to certain license agreements and minimum payments). Under its fee-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide
analyzed.   The fee-per-use program entails a significant capital commitment since  the  Company retains ownership of the AutoPap Systems.  The  cost  of
each   AutoPap  System  is  reclassified  from  inventories  to  depreciable
equipment  upon  shipment to a fee-per-use customer site.   Such  equipment,
reflected on the balance sheet under "fee-per-use systems, net," is depreciated on a straight-line basis over a four-year period, commencing upon commercial operation. The Company's product placements have primarily consisted of fee-per-use contracts in the United States and sale contracts
internationally.   The  Company anticipates that future  product  placements
will continue to consist of a mixture of fee-per-use and sale contracts.

Results of Operations

     The Company recorded $2.2 million in revenues for the first quarter of 1997, representing a significant increase from $374,000 recognized in the first quarter of 1996, the quarter in which NeoPath recognized its first product revenues. Revenues increased 43 percent from $1.6 million recognized in the fourth quarter of 1996, due primarily to increased sales of AutoPap Systems in Japan, combined with an increase in U.S. fee-per-use revenues. AutoPap Systems are sold in Japan through a distribution agreement with Nikon Corporation.

     The Company's gross margin was 52 percent for the first quarter, compared to gross margins of 41 percent in the fourth quarter of 1996 and 38 percent for all of 1996. The primary components of cost of revenues include depreciation on fee-per-use systems, allocated service and support costs, and, with regard to AutoPap Systems sold, the related manufacturing cost and estimated one-year warranty expense. Gross margin is expected to fluctuate depending on the mix of fee-per-use and sale revenues, as well as the continued development of the manufacturing, service and support functions.

      Research and development expenses for the three months ended March 31, 1997 increased $1.7 million to $4.4 million from the comparable period in
1996,  and  increased  $1.4 million from the fourth quarter  of  1996.   The
increases are primarily a result of the incremental third-party expenses incurred in connection with clinical studies. Research and development expenses are expected to remain at or near current levels in the second quarter, as a result of continuing clinical studies, and then decrease in the third quarter of 1997. Research and development expenses are then expected to increase over time due to additional FDA submissions for future enhancements to the AutoPap System. Based on the uncertainty of the FDA approval process, actual expenses may differ from the Company's expectations.

      Selling, general and administrative expenses for the first quarter of 1997 increased $1.7 million to $3.7 million from the first quarter of 1996, and increased $344,000 from the fourth quarter of 1996. The increases reflect the Company's continued investment in marketing and sales initiatives, as well as investments in the necessary infrastructure to support continued placements of AutoPap Systems.

      Interest income for the first quarter of 1997 decreased to $746,000, compared to $1.1 million for the comparable quarter in 1996 and $857,000 in the fourth quarter of 1996. The decreases in interest income are due primarily to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.

 Liquidity and Capital Resources

      The Company's cash, cash equivalents and securities available-for-sale totaled $52.5 million as of March 31, 1997, which represents a decrease of $5.9 million from December 31, 1996. The decrease is a result of cash used in the Company's operations for the three months ended March 31, 1997, offset by the receipt of $3.6 million from the exercise of stock options and warrants.

      During the three months ended March 31, 1997, the Company used $8.6 million to fund operating activities, including $1.1 million for inventories subsequently classified as either fee-per-use systems or transferred to property and equipment, and used $306,000 to purchase other property and equipment. During the comparable three-month period in 1996, the Company used $5.2 million in its operating activities, including $1.5 million for inventories subsequently classified as fee-per-use systems, and the Company purchased $429,000 of property and equipment. The investment in fee-per-use systems is expected to increase as the Company continues to place AutoPap Systems into commercial service under fee-per-use service contracts.

      The Company expects negative cash flow from operations to continue at least through 1997 as it manufactures AutoPap Systems to support fee-per-use product placements, continues to expand its marketing, sales, and customer service and support capabilities, continues its research and development activities, and conducts and analyzes data from the AutoPap Screener clinical studies. The Company currently estimates that its existing capital resources and interest income will enable it to sustain operations for approximately the next six quarters. There can be no assurance, however, that the Company will not be required to seek additional capital at an earlier date. The Company's future capital requirements will depend on many factors, including the extent and rate of adoption of use of the AutoPap QC and, if the requisite regulatory approvals are obtained, the AutoPap Screener; the adoption of the Company's fee-per-use program; the mix of fee-per-use and sale placements; the extent and rate of development of the Company's marketing, sales, and customer service and support capabilities; and the status of competing products. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders will experience dilution. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its manufacturing, research and development and clinical programs.

Factors Affecting Future Results and Forward-Looking Statements

      The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following: the Company's limited operating history and history of losses; market acceptance of the Company's products; the acceptance of the Company's fee-per-use or sale programs; product and manufacturing regulatory approvals; the Company's limited marketing, sales, customer service and support capabilities; uncertainties relating to international transactions; the Company's sole or limited source of supply of certain components; the status of competing products; dependence on reimbursement; dependence on single product line; product liability; dependence on patents and property rights; the risk of third-party claims of infringement; and dependence on key personnel. For a more detailed discussion of these factors, see "Factors Affecting Future Results and Forward-Looking Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical Systems, Inc. in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks preliminary and permanent injunctions against Neuromedical Systems, Inc.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No.   Description
    -----------    ------------------------
     27            Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NeoPath, Inc.


Date:   May 13, 1997                  By: /s/ ALAN C. NELSON
                                         ---------------------
                                      Alan C. Nelson
                                      President and Chief Executive Officer


                                      By: /s/ WILLIAM L. SCOTT
                                          -----------------------
                                      William L. Scott
                                      Vice President and Chief Financial Officer


                                      By: /s/ ROBERT C. BATEMAN
                                          -----------------------
                                      Robert C. Bateman
                                      Corporate Controller

                                NEOPATH, INC.

                              INDEX TO EXHIBITS



     Exhibit No.   Description
     ----------    ------------------------
     27            Financial Data Schedule