Form 10-Q
period 1997-06-30
NEOPATH INC
filed 1997-08-13
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C. 20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange
         Act of 1934 For the quarterly period ended
         June 30, 1997
                         or
  [  ] Transition Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934

   Commission File Number:  0-25210


             NEOPATH, INC.
    (Exact name of registrant as specified in its charter)


Washington                             91-1436093
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)


8271 - 154th Avenue NE, Redmond, Washingtonn           98052
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

            Class                     Outstanding at July 25, 1997
 (Common stock, $.01 par value)               14,344,072

                          NEOPATH, INC.
                 QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS






     Part I FINANCIAL INFORMATION                                         Page

     Item 1.  Financial Statements                                          1

              Balance  Sheets  - June 30, 1997  (unaudited)  and
               December 31, 1996

              Statements  of Operations (unaudited)  -  for  the
               three months and six months ended June 30, 1997 and
               1996

              Statements of Cash Flows (unaudited) - for the six
               months ended June 30, 1997 and 1996

              Notes to Financial Statements

     Item  2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          6

     Part II OTHER  INFORMATION

     Item  1. Legal Proceedings                                             9

     Item  4. Submission of Matters to a Vote of Security Holders           9

     Item  6. Exhibits  and  Reports on  Form  8-K                          9

     Signatures                                                            10

   Part I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

         NEOPATH, INC.

         BALANCE SHEETS




                                       June 30,        December 31,
                                        1997              1996
                                    ------------     -------------
Assets                               (Unaudited)
Current assets:
  Cash and cash equivalents         $  6,488,219      $  7,871,401
  Securities available-for-sale       36,650,323        50,616,477
  Accounts receivable, net             1,522,144           840,256
  Inventories                          8,806,045         5,641,914
  Other current assets                   431,895           197,726
                                    ------------       -----------
Total current assets                  53,898,626        65,167,774

Fee-per-use systems, net               6,773,628         5,994,137
Property and equipment, net            5,564,904         4,813,745
Intangible assets                      3,759,917                 -
Deposits and other assets                158,445           155,899
                                    ------------      ------------
Total assets                        $ 70,155,520      $ 76,131,555
                                    ============      ============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                  $  2,193,580      $  1,496,630
  Salaries and wages payable           2,075,976         2,208,454
  Other accrued liabilities            1,721,451           565,939
  Note payable                           500,000                 -
  Current portion of obligations
   under capital leases                   76,502            75,861
                                       ---------         ---------
Total current liabilities              6,567,509         4,346,884

Obligations under capital
 leases, less current portion            142,126           182,535


Shareholders' equity:
  Common stock                       140,840,584       136,255,746
  Deferred compensation                        -           (74,246)
  Accumulated deficit                (77,394,699)      (64,579,364)
                                    ------------      ------------
Total shareholders' equity            63,445,885        71,602,136

Total liabilities and
 shareholders' equity               $ 70,155,520      $ 76,131,555
                                    ============      ============
See accompanying notes.
Page 1


              NEOPATH, INC.

        STATEMENTS OF OPERATIONS
              (Unaudited)


                                                   Three months ended                  Six months ended
                                                        June 30,                            June 30,
                                             ----------------------------       ------------------------------
                                                  1997            1996               1997               1996
                                              ----------      -----------       -----------        -----------
Revenues                                    $  2,240,505     $    253,008      $  4,475,057       $    626,627
Cost of revenues                                 967,928          228,868         2,045,440            565,708
                                              ----------      -----------       -----------        -----------
   Gross margin                                1,272,577           24,140         2,429,617             60,919


Operating expenses:
   Research and development                    3,922,646        2,591,642         8,309,502          5,283,876
   Selling, general and administrative         4,708,514        2,805,228         8,404,185          4,843,404
                                              ----------        ---------        ----------        -----------
                                               8,631,160        5,396,870        16,713,687         10,127,280

Loss from operations                          (7,358,583)      (5,372,730)      (14,284,070)       (10,066,361)

Interest income                                  673,609          836,261         1,419,275          1,944,314
Interest expense                                  (8,125)         (11,080)          (14,610)           (27,576)
                                            -------------     ------------      ------------        -----------
Net loss                                    $ (6,693,099)    $ (4,547,549)     $(12,879,405)      $ (8,149,623)
                                            =============     ============      ============        ===========

Net loss per share                          $      (0.47)    $      (0.35)     $      (0.92)      $      (0.65)
                                               ==========     ============      ============       ============

Shares used in computation of
  net loss per share                          14,277,067       13,063,029        14,024,351         12,592,560
                                              ==========       ==========        ==========         ==========

See accompanying notes.



                     NEOPATH, INC.

                STATEMENTS OF CASH FLOWS
                      (Unaudited)



                                                                 Six months ended
                                                                      June 30,
                                                           -----------------------------
                                                              1997              1996
                                                           ------------      -----------
Operating activities
Net loss                                                   $(12,879,405)     $ (8,149,623)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                               1,623,844           685,323
  Deferred compensation                                          74,246            66,517
  Accrued interest on securities available-for-sale             756,975           220,550
  Net change in operating accounts:
    Accounts receivable                                        (681,888)         (358,515)
    Inventories and fee-per-use systems                      (5,358,568)       (5,314,999)
    Accounts payable and accrued liabilities                  1,482,984         1,354,316
    Deferred revenue                                                  -           500,000
    Other                                                      (234,169)         (315,525)
                                                           ------------      ------------
Net cash used in operating activities                       (15,215,981)      (11,311,956)


Investing activities
Purchases of securities available-for-sale                   (5,349,511)      (74,248,408)
Maturities of securities available-for-sale                  18,622,760        21,076,766
Purchase of Pathfinder System                                (2,542,917)                -
Additions to property and equipment                            (590,057)       (2,041,992)
Other                                                            (2,546)           70,242
                                                              ----------      ------------
Net cash provided by (used in) investing activities          10,137,729       (55,143,392)

Financing activities
Issuance of common stock, net                                         -        61,740,351
Exercise of stock options/warrants                            3,734,838         1,532,321
Principal payments on obligations under capital leases          (39,768)         (112,244)
                                                            -----------       -----------
Net cash provided by financing activities                     3,695,070        63,160,428
Net decrease in cash and cash
 equivalents                                                 (1,383,182)       (3,294,920)
Cash and cash equivalents:
  Beginning of period                                         7,871,401         4,150,923
                                                            -----------       -----------
  End of period                                            $  6,488,219      $    856,003
                                                            ===========       ===========

Noncash transactions and supplemental disclosures
Cash paid for interest                                           14,610            27,576
Inventories transferred to fee-per-use systems, net           1,342,619         2,953,149
Inventories transferred to property and equipment             1,101,818                 -

See accompanying notes.

Page 3

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

Accordingly,  they  do  not  include all of  the  information and  footnotes required  by generally accepted accounting

principles for complete  financial statements. In the opinion of management, all adjustments (which include only normal  recurring adjustments) considered necessary for a fair  presentation have been included.  The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include  all of  the  information and footnotes required by generally accepted  accounting principles for complete

financial statements.  The results of operations  for the

three-month  and  six-month  periods  ended  June  30,  1997,

are  not necessarily  indicative of results to be expected for the entire year  ending December  31,  1997 or for any other fiscal period.

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



Note 4 - Inventories

     Inventories consist of the following:

                           June 30,1997   December 31, 1996

 Raw materials              $ 2,739,483      $ 2,725,725
 Work-in-process              2,461,469          166,437
 Finished goods               3,605,093        2,749,752
                            -----------      -----------
                            $ 8,806,045      $ 5,641,914
                            ===========      ===========

Note 5 - Purchase of Pathfinder System

     In  June 1997, the Company acquired the Pathfinder(r) System product  line from  CompuCyte  Corporation ("CompuCyte") for an initial purchase  price  of $4.1  million in cash and Company stock.  The initial purchase price included cash  of  $2.5

million, a $500,000 short-term note payable, 48,564 shares  of

Company  common  stock,  and approximately $200,000 in  accrued transaction-related  expenses.  In addition, 48,563 shares of

Company common  stock  were issued  contingent  upon certain specific technology  decisions  to  be  made within  one year of closing.  In accordance with accounting rules, the  value of  the contingent  shares  is  excluded from  the  initial  purchase price allocation,  and  the  48,563  contingent  shares  are

excluded from   the calculation  of weighted average shares

outstanding. Including the  value  of contingent  shares at

the closing date, which value the Company expects to recognize as  an intangible asset if the contingency is removed, the total purchase price approximates $5.1 million.



     As  a  result  of  the  acquisition, the Company recorded

approximately $250,000  in  inventory, $120,000 in property and equipment,  and  recognized $3.8  million  in  acquired

intangible assets,  which  are  expected  to  be amortized over five years.



Note 6 -  Litigation

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

Item  2.   Management's  Discussion and Analysis of Financial

Condition  and Results of Operations



Overview



     NeoPath, Inc. (the "Company" or "NeoPath") develops and

markets products that  automate  the interpretation of medical images.  The Company's  initial products  include two automated

screening systems that integrate  proprietary high-speed   image

processing  computers,  video  imaging   technology   and

sophisticated  visual intelligence software to capture and

analyze  thousands of microscopic images from a Papanicolaou

("Pap") smear slide, as well as the Pathfinder System recently acquired from CompuCyte Corporation ("CompuCyte"). In September

1995, the United States Food and Drug Administration (the "FDA")

cleared  for commercial use the Company's first product, the

AutoPap  300  QC Automatic Pap Screener System (the "AutoPap

QC").  In early 1996, the  Health Care Financing Administration officially allowed clinical laboratories to use the  AutoPap QC in the quality control review of Pap smear slides  that  have

been  initially  screened  by  cytologists as normal.   The

decision  allows AutoPap  QC  Systems to be used in meeting the federally mandated rescreening requirement.



     NeoPath  is seeking FDA approval for the AutoPap Automatic

Pap  Screener System  (the "AutoPap Screener" and, in combination with the AutoPap QC,  the "AutoPap System").  The Company is in

the process of reviewing the results of the  clinical  studies that support an amendment to the Company's  Pre-Market Approval

("PMA") supplement for the use of the AutoPap System as a

primary screener  of  Pap smear slides.  The Company plans to submit the amended  PMA supplement  to  the  FDA  in 1997.

During the first  quarter  of  1997,  the Ministry of Health and

Welfare in Japan approved the AutoPap System for  sale as a Pap smear screening system.



     The  Company  is  compensated  on either a  sale  or  fee-

per-use  basis (subject to certain license agreements and minimum payments).  Under its fee-per-use  program, the Company retains ownership of AutoPap Systems placed  at customer  sites  and assesses customers a charge for each  Pap  smear  slide analyzed.

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



Acquisition of Pathfinder System



     In  June 1997, the Company acquired the Pathfinder(r) System product  line from  CompuCyte  for an initial purchase price of

$4.1 million  in  cash  and Company stock. The Pathfinder System is used to provide improved productivity and  quality  assurance in the clinical cytology laboratory by  computerizing the

cytotechnologists' microscopes, thereby helping to  eliminate screening errors and facilitating critical cell identification in applications such  as Pap  smear  screening  for the early

detection of cervical  cancer.  NeoPath intends to sell the

Pathfinder System as a  stand-alone product and to evaluate a potential integration of the technology into the AutoPap System.



     The  initial  purchase price included cash of $2.5 million,

a  $500,000 short-term  note  payable,  48,564  shares  of

Company  common  stock,   and approximately $200,000 in accrued

transaction-related expenses.  In addition, 48,563  shares  of

Company common stock were issued contingent  upon  certain

specific  technology  decisions to be made within one year  of closing.  In accordance  with  accounting rules, the value of the contingent shares is excluded from the initial purchase price

allocation,  and  the   48,563 contingent  shares  are  excluded

from the calculation  of  weighted  average shares  outstanding.

Including the value of contingent shares at the  closing date,

which value the Company expects to recognize as an intangible asset  if the  contingency  is  removed,  the total purchase price  approximates  $5.1 million.



     As  a  result  of  the  acquisition, the Company recorded

approximately $250,000  in  inventory, $120,000 in property and equipment,  and  recognized $3.8  million  in  acquired

intangible assets,  which  are  expected  to  be amortized over five years.

Results of Operations



     NeoPath's   revenues   for  the  second  quarter  were

$2.2   million, representing a significant increase over second

quarter 1996 revenues of $253,000.  Revenues were level with the first quarter  of  1997;  however, domestic  fee-per-use revenues

increased more than 20 percent over the  first quarter  of 1997,

and have grown at a compounded quarterly rate of growth  of more than 30 percent from the quarter ended September 30, 1996.  More than 50 percent of second quarter revenues resulted from AutoPap System sales  and other revenues associated with international product placements.



     During  the  second quarter of 1997, the Company signed  a distribution agreement  with a Korean firm and shipped its first

AutoPap System to  Korea; in  addition,  NeoPath  obtained  CE mark  approval  and  shipped  its  first commercial  AutoPap

System to Europe at a customer site  in  Italy.  Second quarter

revenues   included  amounts  from  Nikon  Corporation, NeoPath's

distributor in Japan, for AutoPap Systems previously shipped.  In

June  1997, the Company announced that it had signed a national agreement with SmithKline Beecham  Clinical Laboratories to place

AutoPap QC Systems at ten  additional sites  in the United

States.  NeoPath began shipping AutoPap QC Systems under this agreement by the end of the second quarter.  Revenues from  fee-

per-use agreements  generally  begin to generate revenues in  the quarter  following placement.



      The Company recognized revenues of $4.5 million in the six months ended June  30,  1997,  compared  to  $627,000 in the comparable  period  in  1996. NeoPath began recognizing product revenues in early 1996.



     Gross margin increased to 57 percent in the quarter ended

June 30, 1997, compared to a gross margin of 52 percent in the first quarter of 1997  and  a 38  percent gross margin for all of

1996.  The primary components of cost  of revenues for fee-per-

use systems include depreciation, allocated service  and support costs,  and,  with  regard  to AutoPap  Systems  sold,  the

related manufacturing cost and estimated one-year warranty

expense.  Quarterly  gross margin  is expected to continue to fluctuate depending on the mix of fee-per-use revenues, System sales, and other revenues, which include revenues to be

recognized  under the agreement with Nikon Corporation for

Systems previously shipped.  The continued development of the manufacturing, service and support functions is also expected to contribute to fluctuations in gross margin.



     Research and development expenses were $3.9 million in the quarter ended June 30, 1997, compared to $2.6 million in the comparable quarter of 1996 and $4.4  million  in  the  first

quarter of 1997.   In  addition  to  continued

expenditures  for  product  improvements and  new  product

development,  the Company  continued  to  incur incremental third-

party expenses  for  clinical studies  that  support  using  the

AutoPap System  as  a  Pap  smear  primary screener, although expenditures relating to clinical studies were at a  lower rate

than  in  the  first  quarter of the year.   Research  and

development expenses  are expected to increase over time due to expenditures for  product development  and  additional FDA

submissions for future enhancements  to  the AutoPap System.



      Selling, general and administrative expenses for the second quarter  of 1997  increased $1.9 million to $4.7 million from the second quarter of 1996, and  increased $1.0 million from the first quarter of 1997.  These  increases are  primarily a result of  the Company's continued investment in significant new

marketing and sales initiatives.  The increase from the prior year  also reflects higher staffing and overall infrastructure expenses.



      Interest  income for the second quarter of 1997 decreased

to  $674,000, compared  to  $836,000 for the comparable quarter in 1996.  The  decrease  in interest income is due primarily to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.

 Liquidity and Capital Resources



      The  Company's cash, cash equivalents and securities

available-for-sale totaled  $43.1  million as of June 30, 1997,

which represents a  decrease  of $15.3 million from December 31,

1996.  The decrease is a result of cash  used in  the  Company's operations for the six months ended June 30, 1997 and  the $2.5 million in cash paid to CompuCyte for the Pathfinder System,

offset  by the receipt of $3.7 million from the exercise of stock warrants and options.



      During  the  six months ended June 30, 1997, excluding  the

Pathfinder System  acquisition,  the  Company  used  $15.2

million  to  fund  operating activities, including $2.4 million for inventories subsequently classified as either fee-per-use systems or transferred to property and equipment, and used

$590,000 to purchase other property and equipment.  During the comparable six-month  period  in 1996, the Company used $11.3 million to fund its  operating activities, including $3.0 million for inventories subsequently classified as fee-per-use  systems,

and the Company purchased $2.0 million of property  and equipment.

The investment in fee-per-use systems is expected to increase  as the  Company continues to place AutoPap Systems into commercial service under fee-per-use service contracts.



      The  Company expects negative cash flow from operations to continue  at least  through  the  majority of 1998 as it

manufactures AutoPap  Systems  to support  fee-per-use product placements, continues to expand  its  marketing, sales,  and customer service and support capabilities, continues its research and  development  activities, and conducts and analyzes  data from  clinical studies.  The Company currently estimates that its existing capital resources and  interest  income will enable it to sustain operations for  approximately the  next  18  months.

There can be no assurance, however, that the  Company will  not be  required to seek additional capital at an earlier  date.  The

Company's  future capital requirements will depend on many

factors, including the  extent  and  rate  of  adoption of use of the AutoPap  QC  and,  if  the requisite  regulatory  approvals are obtained,  the  AutoPap  Screener;  the increase  in  the

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

If additional  funds  are raised  by  issuing equity securities,

existing shareholders will  experience dilution.  Insufficient funds may require the Company to delay, scale back or

eliminate  some  or  all of its manufacturing, research  and development  or clinical programs.



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

Readers  are  cautioned not to place undue  reliance  on  these forward-looking statements.  The Company undertakes no obligation to publicly update  or revise any forward-looking statements,

whether as a result of  new information,  future events, or

otherwise.  Factors that could  cause  actual results  to  differ materially from historical results or those  anticipated include,

without limitation, the following:  the Company's limited

operating history  and history of losses; market acceptance of the Company's  products; the  acceptance  of the Company's fee-

per-use or sale programs;  product  and manufacturing  regulatory approvals; the Company's limited marketing,  sales, customer service  and  support  capabilities;  uncertainties  relating to international transactions; the Company's sole or limited source

of supply of certain   components;  the  status  of  competing

products;  dependence on reimbursement; dependence on single product line;  product liability; dependence on patents and property rights;

the risk of third-party claims  of infringement;  and  dependence  on  key

personnel.   For  a  more   detailed discussion  of  these

factors,  see "Factors Affecting  Future  Results  and Forward-

Looking  Statements" of the Company's Form 10-K for the  fiscal year ended December 31, 1996.

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



Item 4.  Submission of Matters to a Vote of Security Holders



      At  the  Company's Annual Meeting of Shareholders held on

May 22,  1997 (the  "Annual Meeting"), the following individuals were elected to the  Board of Directors:



                                     For                Withheld Authority

  Class 3 Directors

     Walter L. Robb               9,974,278                     42,683

     Cristina H. Kepner           9,975,278                     41,683

     William L. Scott             9,975,278                     41,683


  Class 1 Director

     Alan D. Frazier              9,975,278                     41,683



     The following proposal was approved at the Company's Annual Meeting:


                                                 For       Against    Abstained

 Adoption of the NeoPath, Inc. 1997 Employee
 Stock Purchase Plan providing for the
 purchase of up to 150,000 shares of Common
 Stock by eligible employees                   9,650,957    49,668     14,503


 Total shares represented but unvoted on the above proposal: 301,833


Item 6.  Exhibits and Reports on Form 8-K



(a)  The following exhibits are filed as part of this report.

     Exhibit No.        Description

     10.1* Purchase and Sale Agreement between CompuCyte Corporation and NeoPath, Inc., Dated as of June 23, 1997

     10.2       NeoPath, Inc. Registration Rights Agreement,Dated as of
                June 23, 1997

     27         Financial Data Schedule
    ------------------------------------------------------
     * Confidential treatment requested



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                           SIGNATURES





Pursuant  to  the requirements of the Securities Exchange Act  of

1934,  the registrant  has  duly caused this report to be signed on its  behalf  by  the undersigned thereunto duly authorized.





                                      NeoPath, Inc.

Date:   August 12, 1997               By:  /s/ ALAN C. NELSON
                                          -------------------
                                      Alan C. Nelson
                                      President and Chief Executive Officer



                                      By: /s/ WILLIAM L. SCOTT
                                          --------------------
                                      William L. Scott
                                      Vice President and Chief Financial Officer



                                      By:  /s/ ROBERT C. BATEMAN
                                           ---------------------
                                      Robert C. Bateman
                                      Corporate Controller and Treasurer

                            NEOPATH, INC.



                          INDEX TO EXHIBITS



Exhibit No.         Description

10.1* Purchase and Sale Agreement between CompuCyte Corporation and NeoPath, Inc., Dated as of June 23, 1997

10.2       NeoPath, Inc. Registration Rights Agreement, Dated as of
           June 23, 1997

27         Financial Data Schedule
---------------------------------------------------------------------
* Confidential treatment requested