Form 10-Q
period 1997-09-30
NEOPATH INC
filed 1997-11-14
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1997
                               or
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
           Class                Outstanding at October 31, 1997
(Common stock, $.01 par value)             14,379,385

                          NEOPATH, INC.

                 QUARTERLY  REPORT ON FORM 10-Q

                        TABLE OF CONTENTS



     Part I FINANCIAL INFORMATION
                                                                            Page

     Item 1. Financial Statements                                             1

             Balance Sheets - September 30, 1997 (unaudited) and
              December 31, 1996

             Statements  of Operations (unaudited)  -  for  the
              three months and nine months ended September 30, 1997 and 1996

             Statements of Cash Flows (unaudited) - for the nine
              months ended September 30, 1997 and 1996

             Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            6


     Part II OTHER  INFORMATION

     Item 1. Legal Proceedings                                                10

     Item 6. Exhibits and Reports on Form 8-K                                 10

     Signatures                                                               11

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      NEOPATH, INC.

                     BALANCE SHEETS



                                                            September 30,     December 31,
                                                                1997              1996
                                                            ------------      ------------
Assets                                                      (Unaudited)
Current assets:
 Cash and cash equivalents                                  $  2,589,079      $  7,871,401
 Securities available-for-sale                                31,688,125        50,616,477
 Accounts receivable, net                                      3,543,529           840,256
 Inventories                                                   8,368,379         5,641,914
 Other current assets                                            446,865           197,726
                                                            ------------      ------------
Total current assets                                          46,635,977        65,167,774

Fee-per-use systems, net                                       8,082,222         5,994,137
Property and equipment, net                                    5,580,194         4,813,745
Intangible assets, net                                         3,571,921                -
Deposits and other assets                                        386,853           155,899
                                                            ------------      ------------
Total assets                                                $ 64,257,167      $ 76,131,555
                                                            ============      ============
Liabilities and shareholders' equity

Current liabilities:
 Accounts payable                                           $  2,358,452      $  1,496,630
 Salaries and wages payable                                    2,133,482         2,208,454
 Other accrued liabilities                                     1,190,278           565,939
 Note payable                                                    500,000                 -
 Current portion of obligations under capital leases              78,699            75,861
                                                            ------------      ------------
Total current liabilities                                      6,260,911         4,346,884

Obligations under capital leases, less current portion           121,606           182,535


Shareholders' equity:
 Common stock                                                141,007,347       136,255,746
 Deferred compensation                                                 -           (74,246)
 Accumulated deficit                                         (83,132,697)      (64,579,364)
                                                            ------------      ------------
Total shareholders' equity                                    57,874,650        71,602,136
                                                            ------------      ------------
Total liabilities and shareholders' equity                  $ 64,257,167      $ 76,131,555
                                                            ============      ============
See accompanying notes.

              NEOPATH, INC.

        STATEMENTS OF OPERATIONS
               (Unaudited)



                                                    Three months ended                    Nine months ended
                                                       September 30,                         September 30,
                                             ----------------------------------     --------------------------------
                                                   1997               1996              1997               1996
                                             -------------        -------------     -------------      -------------
Revenues                                     $   3,109,044      $    877,424     $   7,584,101     $   1,504,051
Cost of revenues                                 1,230,849           414,017         3,276,289           979,725
                                              -------------     -------------     -------------      ------------
    Gross margin                                 1,878,195           463,407         4,307,812           524,326


Operating expenses:
    Research and development                     3,109,225         2,916,124        11,418,727         8,200,000
    Selling, general and administrative          5,231,003         3,100,200        13,635,188         7,943,604
                                              -------------     -------------     -------------      ------------
                                                 8,340,228         6,016,324        25,053,915        16,143,604
                                              -------------     -------------     -------------      ------------
Loss from operations                            (6,462,033)       (5,552,917)      (20,746,103)      (15,619,278)

Interest income                                    537,724           940,323         1,956,999         2,884,637
Interest expense                                   (14,540)          (10,889)          (29,150)          (38,465)
                                              -------------     -------------     -------------      ------------
Net loss                                    $   (5,938,849)     $ (4,623,483)    $ (18,818,254)    $ (12,773,106)
                                             ==============    ==============    ==============    ==============

Net loss per share                          $        (0.41)     $      (0.35)    $       (1.33)    $       (1.00)
                                             ==============    ==============    ==============    ==============

Shares used in computation of
    net loss per share                          14,358,144        13,284,449        14,135,615        12,823,190
                                             ==============    ==============    ==============    ==============

See accompanying notes.

                                  NEOPATH, INC.

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                    1997             1996
                                                                                -------------  ------------
Operating activities
Net loss                                                                       $(18,818,254)    $(12,773,106)
Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization                                                    2,901,103        1,261,065
 Deferred compensation                                                               74,246           72,154
 Stock issued for services/donation                                                       -           18,278
 Accrued interest on securities available-for-sale                                  917,863          427,535
 Net change in operating accounts:
   Accounts receivable                                                           (2,703,273)        (800,468)
   Inventories and fee-per-use systems                                           (7,151,457)      (8,464,786)
   Accounts payable and accrued liabilities                                       1,361,189        1,484,085
   Deferred revenue                                                                       -          500,000
   Other                                                                           (523,703)        (558,063)
                                                                              --------------    -------------
Net cash used in operating activities                                           (23,942,286)     (18,833,306)

Investing activities
Purchases of securities available-for-sale                                       (5,349,511)     (75,750,434)
Maturities of securities available-for-sale                                      23,624,921       31,094,630
Purchase of Pathfinder System product line                                       (2,696,114)               -
Additions to property and equipment                                                (758,679)      (3,175,989)
Other                                                                                (4,163)          66,997
                                                                                ------------     ------------
Net cash provided by (used in) investing activities                              14,816,454      (47,764,796)

Financing activities
Issuance of common stock, net                                                             -       61,740,351
Exercise of stock options/warrants                                                3,901,601        2,835,984
Principal payments on obligations under capital leases                              (58,091)        (163,219)
                                                                                ------------     ------------
Net cash provided by financing activities                                         3,843,510       64,413,116
                                                                                ------------     ------------

Net decrease in cash and cash equivalents                                        (5,282,322)      (2,184,986)
Cash and cash equivalents:
 Beginning of period                                                              7,871,401        4,150,923
                                                                                ------------      -----------
 End of period                                                                 $  2,589,079     $  1,965,937
                                                                                ============     ============
Noncash transactions and supplemental disclosures
Inventories transferred to fee-per-use systems                                    3,083,867        3,556,896
Inventories transferred to property and equipment                                 1,579,191                -
Short-term note payable issued in purchase of Pathfinder System product line        500,000                -

The purchase of the Pathfinder System product line included 97,127 shares of NeoPath common stock (see Note 5).

See accompanying notes.

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared by NeoPath, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996.

Note 2 - Revenue Recognition

      The Company recognizes fee-per-use revenues based on the number of customer slides processed, subject to agreed-upon minimum processing levels, beginning in the month an AutoPap(R) System is initially placed in commercial use at the customer site and is accepted by the customer. Sales of AutoPap Systems are recognized as revenues at date of shipment.

Note 3 - Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for periods ending after December 15, 1997. The new Statement requires that companies change the method currently used to compute earnings per share and restate all prior periods, if necessary. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Because the Company's stock options are not dilutive (due to net losses), the impact of Statement No. 128 on the Company's calculation of net loss per share is not expected to be material.

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. The new Statement requires that companies report and display comprehensive income and its components, as defined in the Statement, for all periods presented. Under the new requirements, comprehensive income must be displayed with the same prominence as other financial statements. The Company plans to adopt the new Statement in 1998.

      In June 1997, The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which is required to be adopted for periods beginning after December 15, 1997. The new Statement supersedes Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each operating segment and related information, as defined in the Statement, in the Company's notes to financial statements. The Company plans to adopt the new Statement in 1998.

Note 4 - Inventories

     Inventories consist of the following:


                          September 30,   December 31,
                               1997          1996
                          ------------   ------------
     Raw materials        $  4,235,802   $  2,725,725
     Work-in-process         1,935,066        166,437
     Finished goods          2,197,511      2,749,752
                          ------------   ------------
                          $  8,368,379   $  5,641,914
                          ============   ============

Note 5 - Purchase of Pathfinder System Product Line

     In June 1997, the Company acquired the Pathfinder(R) System product line from CompuCyte Corporation ("CompuCyte") for an initial purchase price of $4.1 million in cash and Company common stock. The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and 48,564 shares of Company common stock. In addition, 48,563 shares of Company common stock were issued and are held in escrow contingent upon certain specific technology decisions to be made within one year of closing. In accordance with accounting rules, the value of the contingent shares is excluded from the initial purchase price allocation, and the 48,563 contingent shares are excluded from the calculation of weighted average shares outstanding. Including the value of contingent shares at the closing date, which value the Company expects to recognize as an intangible asset if the contingency is removed, the total purchase price approximated $5.1 million.

     As a result of the acquisition, the Company recorded approximately $240,000 in inventories, $100,000 in property and equipment, and recognized $3.8 million in acquired intangible assets. The intangible assets are amortized over five years.

Note 6 -  Litigation

     On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In late September 1997, a motion for preliminary injunction against the Company was heard by a judge in the United States District Court for the Southern District of New York. No decision has yet been rendered. The Company believes it has a strong position in this action and continues to defend itself vigorously.

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Overview

      NeoPath, Inc. (the "Company" or "NeoPath") develops and markets products that automate the interpretation of medical images. The Company's initial products include two automated screening systems that integrate proprietary high-speed image processing computers, video imaging technology and sophisticated visual intelligence software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide, as well as the Pathfinder(R) System product line acquired from CompuCyte Corporation ("CompuCyte") in June 1997.

     NeoPath's first product, the AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC"), received approval from the United States Food and Drug Administration (the "FDA") in September 1995 and approval from the Health Care Financing Administration in March 1996. The AutoPap QC is currently used by clinical laboratories to rescreen Pap smears classified by a cytotechnologist as normal in order to improve detection of abnormal smears.

     NeoPath is seeking FDA approval for the AutoPap Automatic Pap Screener System (the "AutoPap Screener" and, in combination with the AutoPap QC, the "AutoPap System"). During 1997 the Company completed a prospective intended-use clinical study which included more than 31,500 Pap smear slides at five clinical laboratories in the United States and Canada to evaluate the performance of the AutoPap Screener as a primary screening device. Based on the results of the study, in August 1997 NeoPath submitted an amendment to its PreMarket Approval ("PMA") to the FDA for use of the AutoPap System as a primary screener of Pap smear slides.

     Currently, the Company recognizes revenue on either a sale or fee-per-use basis (subject to certain license agreements and minimum payments). Under its fee-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide analyzed. The fee-per-use program entails a significant capital commitment since the Company retains ownership of the AutoPap Systems. The cost of each AutoPap System is reclassified from inventories to depreciable equipment upon shipment to a fee-per-use customer site. Such equipment, reflected on the balance sheet under "fee-per-use systems, net," is depreciated on a straight-line basis over a four-year period, commencing upon commercial operation. To date, the Company's product placements have primarily consisted of fee-per-use contracts in the United States and sale contracts internationally. The Company anticipates that future product placements will continue to consist of both fee-per-use and sale contracts; however, the mix could vary as product features and markets mature, and as reimbursement changes.

Acquisition of Pathfinder System

     In June 1997, the Company acquired the Pathfinder System product line from CompuCyte for an initial purchase price of $4.1 million in cash and Company common stock. The Pathfinder System is used to provide improved productivity and quality assurance in the clinical cytology laboratory by computerizing the cytotechnologists' microscopes, thereby helping to eliminate screening errors and facilitating critical cell identification in applications such as Pap smear screening for the early detection of cervical cancer. During the third quarter, NeoPath began selling the Pathfinder System as a stand-alone product and continues to evaluate a potential integration of the technology into the AutoPap System.

     The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and 48,564 shares of Company common stock. In addition, 48,563 shares of Company common stock were issued and are held in escrow contingent upon certain specific technology decisions to be made within one year of closing. In accordance with accounting rules, the value of the contingent shares is excluded from the initial purchase price allocation, and the 48,563 contingent shares are excluded from the calculation of weighted average shares outstanding. Including the value of contingent shares at the closing date, which value the Company expects to recognize as an intangible asset if the contingency is removed, the total purchase price approximated $5.1 million.

     As a result of the acquisition, the Company recorded approximately $240,000 in inventories, $100,000 in property and equipment, and recognized $3.8 million in acquired intangible assets. The intangible assets are amortized over five years.

Results of Operations

     NeoPath's revenues for the third quarter were $3.1 million, representing an increase of over 250 percent compared to third quarter 1996 revenues of $877,000 and an increase of 39 percent over revenues for the second quarter of 1997. Domestic fee-per-use revenues increased over 220 percent from the third quarter of 1996 and increased approximately 20 percent over similar revenues for the second quarter of 1997. More than 65 percent of third quarter revenues resulted from AutoPap System sales worldwide and other revenues associated with upgrades to previous international product placements. The remaining revenues consisted of domestic fee-per-use revenues and limited revenues from initial sales of Pathfinder Systems. The Company anticipates that revenues for the next several quarters will continue to consist of greater sales of AutoPap Systems than revenues generated from NeoPath's fee-per-use program.

     During the third quarter of 1997, the Company signed a distribution agreement with a firm in Hong Kong and shipped its first AutoPap System to Hong Kong. Third quarter and year-to-date revenues include amounts from Nikon Corporation, NeoPath's distributor in Japan, for upgrading AutoPap Systems previously shipped. Approximately 40 percent of total revenues in the third quarter were attributable to international product placements.

      The Company recognized revenues of $7.6 million in the nine months ended September 30, 1997, compared to $1.5 million in the comparable period in 1996. NeoPath began recognizing product revenues in early 1996.

     Earlier in 1997, the Company signed a distribution agreement with a Korean firm and shipped its first AutoPap System to Korea; in addition, NeoPath obtained CE mark approval and shipped its first commercial AutoPap System to Europe at a customer site in Italy. In June 1997, the Company announced that it had signed a national agreement with SmithKline Beecham Clinical Laboratories to place AutoPap QC Systems at ten additional sites in the United States. NeoPath shipped AutoPap QC Systems under this agreement during the second and third quarters. Fee-per-use agreements generally begin to generate revenues in the quarter following placement.

     Gross margin increased to 60 percent in the quarter ended September 30, 1997, compared to a gross margin of 54 percent in the first six months of 1997 and a 38 percent gross margin for all of 1996. NeoPath's gross margin for the nine months ended September 30, 1997 was 57 percent, compared to a gross margin of 35 percent in the comparable period in 1996. The primary components of cost of revenues for fee-per-use systems include depreciation and allocated service and support costs. For AutoPap Systems sold, cost of revenues includes the related manufacturing cost and estimated one-year warranty expense. Gross margin is expected to continue to fluctuate depending on the mix of fee-per-use revenues, AutoPap System sales, and other revenues, which include revenues to be recognized under the agreement with Nikon Corporation for upgrading AutoPap Systems previously shipped. The continued development of the manufacturing, service and support functions, as well as overall production levels, are also expected to contribute to fluctuations in gross margin.

      Research and development expenses were $3.1 million in the quarter ended September 30, 1997, compared to $2.9 million in the comparable quarter of 1996 and an average of $4.2 million in the first two quarters of 1997. The decrease from expense levels for the first half of 1997 is primarily a result of the Company's completion of the clinical study to support the amendment to NeoPath's PMA to the FDA for use of the AutoPap System as a primary screener of Pap smears.

     Research and development expenses were $11.4 million in the nine months ended September 30, 1997, compared to $8.2 million in the comparable period in 1996. The increase from 1996 is due primarily to expenditures from the primary screener clinical study, as well as other expenses relating to the August 1997 submission to the FDA. Research and development expenses are expected to remain stable over the near team, but are expected to increase over time due to expenditures for product improvements and new product development, as well as expenditures relating to future submissions to the FDA.

     Selling, general and administrative expenses were $5.2 million in the quarter ended September 30, 1997, compared to $3.1 million in the comparable quarter in 1996 and an average of $4.2 million in the first two quarters of 1997. Selling, general and administrative expenses were $13.6 million in the nine months ended September 30, 1997, compared to $7.9 million in the comparable period in 1996. These increases are primarily a result of the Company's investment in significant new marketing and sales initiatives and costs related to the integration of the Pathfinder System product line. The increase from the prior year also reflects higher staffing, legal, and overall infrastructure expenses.

      Interest income for the third quarter of 1997 decreased to $538,000, compared to $940,000 for the comparable quarter in 1996. For the nine months ended September 30, 1997, interest income was $2.0 million, compared to $2.9 million in the nine months ended September 30, 1996. The decrease in interest income is due primarily to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.

 Liquidity and Capital Resources

       The Company's cash, cash equivalents and securities available-for-sale totaled $34.3 million as of September 30, 1997, compared to $58.5 million at December 31, 1996. The decrease is a result of cash used in the Company's operations for the nine months ended September 30, 1997 and the $2.7 million in cash paid for the Pathfinder System product line, offset by the receipt of $3.9 million from the exercise of stock warrants and options.

      During the nine months ended September 30, 1997, excluding the Pathfinder System product line acquisition, the Company used $24.7 million to fund operating activities, including $4.7 million for inventories subsequently classified as either fee-per-
use  systems  or  transferred  to  property  and  equipment   and
$760,000  to purchase other property and equipment.   During  the
comparable nine-month period in 1996, the Company used $22.0 million to fund its operating activities, including $3.6 million for inventories subsequently classified as fee-per-use systems and $3.2 million for property and equipment. The investment in fee-per-use systems is expected to increase as the Company continues to place AutoPap Systems into commercial service under fee-per-use service contracts.

      The Company expects negative cash flow from operations to continue at least through the majority of 1998 as it manufactures AutoPap Systems to support fee-per-use product placements, continues to expand its marketing, sales, and customer service and support capabilities, continues its research and development activities, and conducts and analyzes data from clinical studies. The Company currently estimates that its existing cash resources and interest income will enable it to sustain operations for at least the next 12 months. There can be no assurance, however, that the Company will not be required to seek additional cash in the form of either debt or equity at an earlier date. The Company's future capital requirements will depend on many factors, including the extent and rate of adoption of use of the AutoPap QC and, if regulatory approvals are obtained, the AutoPap Screener; the increase in the Company's fee-per-use program; the mix of fee-per-use and sale placements; the extent and rate of development of the Company's marketing, sales, and customer service and support capabilities; and the status of competing products. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders will experience dilution. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its manufacturing, research and development or clinical programs.

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

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

     On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In late September 1997, a motion for preliminary injunction against the Company was heard by a judge in the United States District Court for the Southern District of New York. No decision has yet been rendered. The Company believes it has a strong position in this action and continues to defend itself vigorously.

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

     Exhibit No.  Description
     ------------------------------------
     27           Financial Data Schedule



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NeoPath, Inc.


Date:   November 13, 1997             By:  /s/ ALAN C. NELSON
                                      -----------------------
                                      Alan C. Nelson
                                      President and Chief Executive Officer


                                      By: /s/ WILLIAM L. SCOTT
                                      ------------------------
                                      William L. Scott
                                      Vice President and Chief Financial Officer


                                      By:  /s/ ROBERT C.BATEMAN
                                      -------------------------
                                      Robert C. Bateman
                                      Corporate Controller and Treasurer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS



     Exhibit No.  Description
     ------------------------------------
     27           Financial Data Schedule