Form 10-K405
period 1997-12-31
NEOPATH INC
filed 1998-03-30
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C. 20549
                 ___________________________
                          FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
       For the Fiscal Year Ended December 31, 1997 or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

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

Registrant's telephone number,including area code: (425) 869-7284

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

                   Yes [X]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant as of February 27, 1998 was $105,453,079.

     Number of shares of Common Stock outstanding as of February 27, 1998: 14,419,604 shares.

             DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Part II.

     Part III is incorporated by reference to the definitive Proxy Statement to be filed in connection with the Company's Annual Meeting of Shareholders to be held on May 21, 1998.

                           PART I

Item 1.     BUSINESS

  The following Business section contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties and other factors that may cause actual results, performance and achievements to differ materially from historical results or those anticipated. See "Factors Affecting Future Results and Forward-Looking Statements."

The Company

 NeoPath, Inc. ("NeoPath" or the "Company"), a Washington Corporation incorporated in 1989, develops and markets visual intelligence technology to increase accuracy in medical testing. NeoPath's initial products include (i) two automated screening systems that integrate proprietary high-speed image processing computers, video imaging technology and sophisticated image interpretation software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide for the early detection of cervical cancer and (ii) the Pathfinder(R) System product-line acquired in 1997.

 In 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first product, the AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC"). In early 1996, the Health Care Financing Administration officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists and classified as normal. The decision allows AutoPap QCs to be used in determining which slides will be rescreened under the federally mandated rescreening requirement.

 NeoPath's second product is the AutoPap(R) Primary Screener System (the "AutoPap Screener" and, in combination with the AutoPap QC, the "AutoPap System"). The AutoPap
Screener utilizes the same hardware components as the AutoPap QC; however, it uses enhanced software, including additional cell-classification algorithms. During 1997, NeoPath completed a prospective intended-use clinical study to evaluate the performance of the AutoPap Screener as a primary screening system. This study included analysis of more than 25,000 Pap smear slides at five clinical laboratories in the United States and Canada. In August 1997, NeoPath submitted the results of the study in an amendment to its pending PreMarket Approval ("PMA") Supplement to the FDA, for use of the AutoPap Screener as a primary screener of Pap smear slides. In January 1998, the Hematology and Pathology Devices Advisory Panel unanimously recommended that the FDA approve, with conditions, the supplement to NeoPath's PMA submission for use of the AutoPap Screener as a primary Pap smear screener. As of March 1998, the Company is awaiting FDA approval on this PMA application.

 NeoPath's Pathfinder System provides improved productivity and quality assurance in the clinical cytology laboratory by computerizing the cytotechnologists' microscopes, thereby helping to eliminate screening errors and facilitating critical cell identification in applications such as Pap smear screening.

 The Company believes that the AutoPap and Pathfinder Systems can facilitate the earlier and more accurate detection of precancerous conditions as well as cervical cancer, thereby decreasing the risks of morbidity and mortality.

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

  At the laboratory, the specimen, which typically consists of 50,000 to 300,000 cervical cells, is stained to highlight important cellular features and sealed with a protective coverslip. The Pap smear is then placed under a microscope and examined by a cytotechnologist for signs of abnormality. Cytotechnologists, medical professionals with special training in cytology (the study of cells), generally require five to ten minutes to screen each Pap smear slide and complete related paperwork. Typically, about 90% to 95% of all Pap smears are classified as normal. In the remaining cases, a cytotechnologist has detected a suspicious condition that must be reviewed by a senior cytotechnologist. Those slides confirmed to have signs of precancerous conditions or cancer, typically about 5% of all cases, are referred to a cytopathologist, who carefully reviews the Pap smear and makes a final diagnosis.

  Despite the acknowledged success of the Pap test, there are certain limitations in the current method of manual Pap smear review. Pap smears are subject to a highly variable false-negative rate (the percentage of abnormal smears that are misclassified as normal). In certain laboratories, this false-negative rate may exceed 25% (that is, one of four abnormal Pap smears may be misclassified as normal). Partly because physical and mental stress escalates with the number of Pap smears examined, thereby increasing the risk of false-
negatives,   federal  regulations  promulgated   under   the
Clinical Laboratory Improvement Amendments of 1988 ("CLIA") generally limit the number of slides that a cytotechnologist may screen each day to no more than 100. As an additional quality control measure, the CLIA regulations also require that laboratories rescreen a minimum of 10% of all Pap smears initially classified as normal.

Treatment

  In the United States, each Pap smear slide is typically classified in accordance with The Bethesda System for Reporting Cervical/Vaginal Cytologic Diagnoses. Any slide classified as other than normal is considered abnormal and may be precancerous or cancerous. Abnormalities evident in Pap smears may indicate various conditions ranging from atypical squamous cells of undetermined significance
("ASCUS") and atypical glandular cells of undetermined significance ("AGUS"), both commonly referred to as "atypia," and low-grade squamous intraepithelial lesions
("LSILs") to high-grade squamous intraepithelial lesions ("HSILs") and cancer. A woman whose Pap smear indicates the presence of HSILs or cancer will typically receive a colposcopic examination, and if necessary, a biopsy. Treatment of early-stage noninvasive cervical cancer, which is relatively curable, may be accomplished by epithelial treatment in which the cancerous tissue is removed, for example, by electrocautery. Once the cancer reaches an invasive stage, the patient's chances for recovery are diminished and typically require treatment such as radiation therapy, surgery, or chemotherapy.

Market

  The Company believes that clinical analysis of Pap smears currently represents the largest nonautomated clinical laboratory procedure. Industry statistics indicate that U.S. clinical laboratories process over 50 million Pap smears annually and that laboratories outside the United States process more than 60 million Pap smears annually. Pap smears are generally
processed   in   hospital-based  or   independent   clinical
laboratories.

  Laboratories that fail to accurately identify Pap smears that contain indications of precancerous conditions or cancer may be subject to malpractice suits. Because federal law requires all Pap smears to be retained by laboratories for five years, these laboratories face significant exposure to liability. The Company believes that use of its AutoPap System will substantially improve the current quality of practice, thereby enabling those laboratories that use the AutoPap System to reduce their exposure to such liability.

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

Products

  NeoPath's AutoPap QC and AutoPap Screener employ identical hardware components. The AutoPap Screener, however, contains enhanced software, including additional cell-classification algorithms, that allow it to be used for primary screening. In addition to regulatory approvals in the United States, the AutoPap System is approved for primary screening and quality control rescreening in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, and Hong Kong. The AutoPap QC is also approved for quality control rescreening in Korea. See "Governmental Regulation."

  The AutoPap System is used on-site by general laboratory personnel and is compatible with a wide range of staining procedures used on conventionally prepared Pap smear slides. The AutoPap System currently requires use of glass coverslips, which are widely used by most laboratories and provide consistent optical characteristics. The AutoPap System analyzes a Pap smear in approximately the same time as a cytotechnologist. The AutoPap System, which holds approximately 300 Pap smear slides at a time, is easy to load and unload, and is designed to operate continuously, or with minimal intervention, for up to 24 hours per day. The Company provides each clinical laboratory with on-site training, system documentation, a comprehensive quality assurance program, and ongoing customer and technical support.

  NeoPath believes that its automated image-interpretation technology has substantial application for other diagnostic tests that involve microscopic analysis of biological specimens on glass slides, such as sputum, blood, tissue, or urine samples. In addition, the Company has identified several other potential applications for its technology, including automated image interpretation for lung, breast, bladder and skin cancers. The Company believes that the technology embodied in the hardware platform of the AutoPap System is appropriate for other applications involving analysis of cellular images on microscope slides. Developing systems for such applications primarily involves adapting software algorithms developed for the analysis of Pap smears to the analysis of other tissue specimens. The Company continues to evaluate the indications on which it may focus future development efforts, including non-medical applications.

  The Company's research and development expenses were $14.2 million, $11.2 million, and $9.4 million in the years ended
December 31, 1997, 1996, and 1995, respectively.

AutoPap 300 QC Automatic Pap Screener System

  The AutoPap QC is designed to rescreen Pap smears that have been previously screened and classified as normal by a cytotechnologist. Its purpose is to improve the detection of false-negatives and, thereby, improve diagnostic accuracy. The AutoPap QC classifies slides based on their likelihood of being abnormal; a percentage (10% or more) of those slides showing the highest potential for abnormality are identified as requiring additional review by a cytotechnologist qualified to perform quality control. The AutoPap QC is intended for use as either a quality-control or an adjunct rescreening device for previously manually screened Pap smears. This flexibility will allow laboratories either to implement the AutoPap

QC into their quality-control procedures or to offer Pap smear rescreening by the AutoPap QC as an additional service for those women who seek an additional review of their Pap smears.

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

AutoPap Primary Screener System

 During 1997, NeoPath completed a prospective intended-use clinical study to evaluate the performance of the AutoPap Screener. This study included more than 25,000 Pap smear slides at five clinical laboratories in the United States and Canada. The AutoPap Screener used in the clinical study incorporates new diagnostic algorithms (not currently used in the AutoPap QC) that provide a "second opinion" to improve diagnostic accuracy in the primary screening of Pap smear slides.

 The clinical study was designed to compare the AutoPap System-assisted practice to current practice, with the results subjected to an extensive truth determination process for slide diagnosis. The AutoPap System-assisted practice identified up to approximately 25% of the lowest-ranking slides as "within normal limits" and requiring no further review; the remaining approximately 75% of slides were subjected to manual screening with the assistance of the AutoPap ranked review report which indicates the relative scores of the processed slides (of which, at least 15% of the highest-ranking slides that were classified as within normal limits by manual review underwent quality control rescreening). "High-risk" slides (as defined by each laboratory) were excluded from the study, as were other slides that were unsuitable for AutoPap Screener processing. As a result of the study, the AutoPap System-assisted practice identified more abnormal slides compared to current practice, and this difference was statistically significant in favor of the AutoPap System-assisted practice. In addition, the AutoPap System-assisted practice showed improved specificity (the ability to correctly identify normal slides) over current practice.

 Based on the results of the study, in August 1997 NeoPath submitted an amendment to its PMA Supplement to the FDA for use of the AutoPap Screener as a primary screener of Pap smear slides. In January 1998, the Hematology and Pathology Devices Advisory Panel unanimously recommended that the FDA approve, with conditions, NeoPath's PMA submission. As of March 1998, the Company is awaiting FDA approval on this PMA application.

  NeoPath believes that the AutoPap Screener will become the Company's principal product for the Pap smear screening market. By reducing the number of Pap smears requiring cytotechnologist review, the AutoPap Screener increases the number of Pap smears a laboratory can process, potentially reducing the per-slide processing cost while improving overall laboratory accuracy.

  The AutoPap Screener is designed to initial screen all of the laboratory's eligible Pap smears and classify them according to the likelihood of abnormality. Because the AutoPap Screener is an upgrade, designed to incorporate the features of the AutoPap QC, the AutoPap Screener allows the laboratory to continue to perform its AutoPap QC-assisted quality control rescreening without having to process Pap smear slides twice through the AutoPap System. Because of the AutoPap Screener's ability to act as a primary Pap smear screener, the Company intends to charge higher fee-per-use and sale prices for use of the AutoPap Screener than for the AutoPap QC.

Pathfinder System

 NeoPath's Pathfinder System provides improved quality assurance in the clinical cytology laboratory by computerizing the cytotechnologists' microscopes, thereby helping to eliminate screening errors and facilitating critical-cell relocation in applications such as Pap smear screening. The Pathfinder System's position sensors attach to the microscope. As a cytotechnologist examines a slide, the Pathfinder System records the exact areas scanned, the location and identity of any cells or cell clusters that were electronically marked, and patient identification information. This data can be accessed electronically by other laboratory personnel or reviewed through report-writing features. The Pathfinder System is not subject to FDA regulation.

 In June 1997, NeoPath acquired the Pathfinder System product line from CompuCyte Corporation for an initial purchase price of $4.1 million. The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and 48,564 shares of NeoPath common stock. In addition, 48,563 shares of NeoPath common stock were issued and are held in escrow contingent upon certain specific technology decisions to be made within one year of closing. In accordance with accounting rules, the value of the contingent shares was excluded from the initial purchase price allocation, and the 48,563 contingent shares are excluded from the calculation of weighted average shares outstanding. Including the value of contingent shares at the closing date, which value the Company expects to recognize as an intangible asset if the contingency is removed, the total purchase price approximated $5.1 million.

 As a result of the acquisition, the Company recognized $3.8 million in acquired intangible assets which are amortized over five years. NeoPath began selling the Pathfinder System as a stand-alone product in the third quarter of 1997 and continues to evaluate the integration of the technology into the AutoPap System. Pathfinder System sales accounted for less than three percent of total revenues in 1997.

Marketing and Sales

 On January 28, 1998, the FDA's Hematology and Pathology Devices Advisory Panel unanimously recommended that the FDA approve, with conditions, NeoPath's PMA supplement with respect to the AutoPap Screener. Upon FDA approval, the AutoPap Screener will become the first device approved in the United States for the automated initial screening of Pap smear slides. There can be no assurance that the FDA will clear the AutoPap Screener for commercial use. The AutoPap QC is the only fully automated Pap smear rescreening device to receive regulatory clearance for marketing in the United States. The AutoPap QC has been cleared by the FDA for commercial use in either a quality-control rescreening mode or an adjunct rescreening mode. The Company believes that use of the AutoPap Screener or the AutoPap QC will serve to distinguish its customers' laboratories as providing a higher quality of Pap smear screening compared to those laboratories that have not adopted the AutoPap System.

 NeoPath's primary market includes domestic and foreign clinical laboratories. Domestic revenues are generated primarily through NeoPath's direct sales force, while international revenues are derived primarily through independent distributors. International product placements accounted for 51% and 45% of total 1997 and 1996 revenues, respectively. The Company's four largest customers accounted for 65% and 86% of total 1997 and 1996 revenues, respectively. The Company's market research indicates that over 35% of all U.S. Pap smears are screened by the three largest laboratories, including SmithKline Beecham Clinical Laboratories, Quest Diagnostics Incorporated, and Laboratory Corporation of America. Each of these companies operate multiple laboratory facilities nationwide. The Company has AutoPap QCs placed with each of these three large laboratory corporations. SmithKline Beecham Clinical Laboratories, with AutoPap QCs installed in eleven separate facilities, is NeoPath's largest customer, based on total number of AutoPap QCs placed; however, UniLab Corporation, with 13 AutoPap QCs, represents the Company's largest single-site customer to date.

 NeoPath distributes AutoPap Systems in Japan through an agreement with Nikon Corporation ("Nikon") whereby Nikon markets products to customers and handles maintenance and service. NeoPath provides training for Nikon sales personnel and service engineers, who in turn train Japanese customers. The Japanese market, with approximately 12 million Pap smear tests conducted annually, is second only to the United States in current screening volume for a country. Nikon was NeoPath's largest customer in 1997 and 1996, based on revenues.

  In addition to Japan, the Company has also received regulatory approvals to export and market the AutoPap System in Canada, Australia, New Zealand, The Netherlands, Italy, and Hong Kong. The

AutoPap QC is also approved for quality control rescreening in Korea. In 1997, NeoPath established NeoPath Europe, located in Belgium, as its first international branch. The Company intends to increase its marketing efforts in Europe and other international locations in 1998.

  NeoPath recognizes revenue on either a sale or fee-per-use basis (subject to certain license agreements, lease contracts, and minimum payments on fee-per-use contracts). Under its fee-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide analyzed. NeoPath's AutoPap System placements have primarily consisted of fee-per-use contracts in the United States and sales contracts internationally. The Company anticipates that future AutoPap System placements will continue to consist of both fee-per-use and sale contracts; however, the Company expects that revenues for the next several quarters will continue to consist of greater sales of AutoPap Systems than revenues generated from NeoPath's fee-per-use program.

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

  The Company anticipates being able to upgrade an AutoPap QC to an AutoPap Screener in the field. As the Company's product development efforts improve the performance and functionality of the AutoPap System, the Company intends, subject to obtaining applicable regulatory approvals, to market upgraded product versions to its customers. The Company has not yet determined how it will charge for its upgrade packages, but anticipates that upgrades will result in increases in its fee-per-use and sale pricing.

Manufacturing

  The Company's manufacturing operations are located at its headquarters in Redmond, Washington and consist of final assembly, integration and testing of electronic, mechanical and optical components and modules comprising the AutoPap System. In its manufacturing process, the Company is required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including Quality Systems Regulations ("QSR"), as promulgated by the FDA. As part of the FDA regulatory process, the Company's AutoPap System manufacturing processes and facilities are subject to periodic FDA QSR inspections and may be subject to further periodic inspections by U.S. and foreign regulatory agencies. See "Governmental Regulation." NeoPath's manufacturing operations have produced sufficient AutoPap Systems to meet customer demand since commercial operations began in 1996.

  The Company purchases all components for the AutoPap System and Pathfinder System from outside vendors. A major component of the AutoPap System, the slide tray motion system, is supplied by a sole-source vendor. Certain other components, such as the video cameras, are currently supplied by single source vendors, and components provided by additional or replacement suppliers would require some modification to be incorporated into the AutoPap System. The establishment of additional or replacement sources of supply for many AutoPap System components cannot be accomplished quickly, and substitution of components could require regulatory approval, the receipt of which cannot be assured. Accordingly, a vendor's inability to supply acceptable components in a timely manner and in the quantity required could delay or halt the Company's manufacture of its products. Any such delay or cessation could have a material adverse effect on the Company.

Core AutoPap System Technology

  The Company's core AutoPap System technology consists of a means for acquiring high-quality images through an integrated high-speed video microscope, comprehensive image interpretation software to accurately analyze images and classify cells and slides, and high-speed custom field-of-view ("FOV") computers to run the software at high speed. This technology is able to automatically analyze and extract important features of cellular material and to classify a specimen based on those features.

High-Speed Video Microscope

  To capture high-quality images, the Company has designed a high-speed video microscope consisting of an integrated mechanical/optical system with a custom microscope and video cameras that focus, capture and digitize images from a Pap smear. The microscope and three video cameras are stationary while the platform holding the Pap smear is moved, which allows the camera system to scan the Pap smear in a continuous, systematic motion. The Pap smear is illuminated by high-intensity, narrowband light from a strobe that enhances cell contrast and freezes each image without interrupting the motion of the platform holding the Pap smear.

  The mechanical/optical system is controlled by a custom-designed image capture and focus module that incorporates specialized integrated circuits and software. This module calibrates the image acquisition system, automatically focuses the system to obtain diagnostically relevant images and adjusts for the non-uniform background and cell distributions of a conventional Pap smear. The image capture and focus module also digitizes images, evaluates image and focus quality, decides whether to accept or reject the image for analysis and identifies the location of a rejected image for a repeat scan.

  The mechanical/optical system generally scans the slide in three separate operations. First, it performs a setup, which consists of locating the slide, identifying the coverslip area and mapping three-dimensional surface irregularities of the Pap smear. The system then captures and analyzes low-magnification images from the slide in a systematic scan of the slide coverslip area. Finally, using information from the low-magnification scan, the system captures high-magnification images from those areas of the slide having the greatest diagnostic interest.

Image-Interpretation Software

  NeoPath's image-interpretation software integrates a series of image-interpretation algorithms to examine slide images and select and analyze those that are the most relevant indicators of normality and abnormality. An image-interpretation algorithm consists of multiple-step mathematical and algorithmic processes that detect and classify an object or collection of objects based on shape, structure, optical density, contextual features and other measurable characteristics. The process executed by the image-interpretation software consists of five steps: selecting images from a slide, segmenting the images into objects, measuring object features, classifying objects and classifying the slide.

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

   Measurement of Object Features. Once objects or groups of objects are segmented from other elements of the image, algorithms measure more than 100 features from each object. Features are characteristics of the objects that independently or in combination provide effective discrimination among normal cells, artifacts and abnormal cells. The algorithms discriminate on the basis of certain general categories of features, including the following: density, texture, size, shape and context. Density features are measures of the optical density of various portions of the cell, such as the cytoplasm and nucleus, and the ratios of these densities to each other. Texture is a localized measure of optical density variation. Size features refer to the physical areas of the segmented objects and their ratios to each other. Shape features measure the boundary complexity of the segmented objects, can differentiate cell types, and are used to discriminate among isolated and overlapping objects. Context compares an object to its surroundings and the proximity of objects to each other.

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

 The AutoPap Screener utilizes new diagnostic algorithms that provide an adjunctive evaluation score, in addition to the original evaluation score, for superior detection of glandular abnormalities. This was accomplished by the development of new algorithms that classify clusters of cells. The adjunctive evaluation score was implemented as a second opinion to the decision of the original evaluation score. The combination of the adjunctive evaluation score and the original evaluation score produces an increased detection sensitivity for all abnormal categories.

Field-of-View (FOV) Computer

  Image-interpretation algorithms are implemented in computer programs that must be executed by a high-speed computing system. These algorithms must be run for each Pap smear image, a process requiring significant computing power. To address this requirement, NeoPath developed specialized FOV computers, which are powerful image processors that contain application-specific integrated circuits and other processing components. The execution speed of NeoPath's image-interpretation software is accelerated through the use of these special-purpose computers. The Company estimates that one FOV can perform elemental pixel operations at a rate exceeding 1.6 billion per second and at proportionately higher rates when several FOVs are linked to run in parallel. The current configuration for the AutoPap System contains 15 FOVs, and the Company expects that future versions will be faster (thus an AutoPap System may require fewer FOVs). The FOVs are fully programmable and can be programmed to execute algorithms for other applications.

Patents and Proprietary Rights

  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products and processes. Accordingly, the Company files patent applications to protect technologies that it believes are significant to the development of its business. The Company holds 39 U.S. patents (issued or allowed) and has 34 additional U.S. patent applications pending. The patents and patent applications relate to various aspects of the Company's high-speed image-interpretation technology. The Company holds four foreign patents and has applied for patent protection for certain aspects of its technology in various foreign countries. The Company intends to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and the Company may institute or otherwise be involved in such litigation to enforce its patents, protect its trade secrets or know-how, challenge the validity of proprietary rights of others or defend against its alleged infringement of proprietary rights of others. In July 1996, a patent infringement action was filed against the Company by a competitor; in March 1997, the Company filed a patent infringement lawsuit against that competitor. See "Item 3. Legal Proceedings" and "Factors Affecting Future Results and Forward-Looking Statements - Dependence on Patents and Proprietary Rights; Risk of Third-Party Claims of Infringement."

  NeoPath relies on a combination of patents, trade secrets and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company's policy is to have each employee or consultant enter into a confidentiality agreement containing provisions prohibiting disclosure of confidential information to anyone outside the Company. These provisions also require disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment or consultation, and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company.

  The Company has two registered trademarks in the United States, Australia, Japan, Canada, France, the Benelux countries, Germany, The United Kingdom, Italy and Spain for "NeoPath" and "AutoPap." The Company also has registered trademarks for "Pathfinder," "Visual Intelligence," "AutoReview" and "PapMap" in the United States. NeoPath has applied for registration of its trademarks in several other foreign countries.

Third-Party Reimbursement

  Some private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, many Pap smears are currently paid for by the patient, and the level of reimbursement by those third-party payers that provide reimbursement varies considerably. Third-party payers, including Medicare and Medicaid, Blue Cross/Blue Shield, private health insurance, health administration authorities in foreign countries and other organizations, may affect the pricing or relative attractiveness of the Company's products and services by regulating the maximum amount of reimbursement provided by such payers or by not providing any reimbursement. Restrictions on reimbursement may limit the price that the Company can charge for AutoPap System screening or reduce the demand for AutoPap System screening. In addition, if there is no provision for reimbursement of the AutoPap System screening, or if the level of reimbursement is significantly below the amount laboratories charge patients to perform AutoPap System screening, the size of the potential market available to the Company would likely be reduced. There can be no assurance that costs associated with AutoPap System screening will become widely reimbursable or that the level of reimbursement to clinical laboratories for AutoPap System screening will achieve or be maintained at levels necessary to permit the Company to generate substantial revenue. In the international market, reimbursement by private third-party medical insurance providers, including governmental insurers and providers, varies by country. In certain countries, the Company's ability to achieve significant market penetration may depend on whether third-party or governmental reimbursement is available. The Company intends to focus on obtaining coverage and reimbursement from major national and regional third-party payers in the United States.

 NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, will significantly increase the Company's potential for revenues in 1998 and beyond. In October 1997, the American Medical Association published its revised Physicians' Current Procedural Terminology (CPT-4) codes which included a code that applies to the AutoPap QC for automated cervical cancer rescreening. CPT codes are a universal system used by physicians and clinical laboratories to identify specific procedures when billing insurers for their services. In early 1998, NeoPath formed a five-person team to work with third-party insurers and managed care organizations to establish and/or review and improve third-party reimbursement levels for Pap smear screening with the AutoPap System. These managed care specialists will work closely with NeoPath's field sales personnel throughout the United States.

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

  Under the Federal Food, Drug, and Cosmetic Act, the AutoPap System is a Class III medical device, subject to stringent FDA review to ensure that the device is safe and effective before commencement of marketing, sales and distribution in the United States. Once a PMA application receives FDA approval and the Company commences marketing the applicable product, it is required to register with the FDA and to submit device listing information for products in commercial distribution. In addition, the FDA may impose certain post-approval requirements in a PMA approval order at the time of approval, with which NeoPath would be required to comply. In conjunction with FDA approval of the PMA application and supplements with respect to the AutoPap System, the Company's manufacturing operations are subject to FDA QSR inspection. The Company will continue to be inspected on a routine basis by the FDA for compliance with QSR regulations with respect to manufacturing, testing, distribution, storage and control activities. Labeling and promotional activities are also regulated by the FDA. The Company is required to establish and maintain a system for tracking AutoPap Systems through the chain of distribution and to conduct postmarket surveillance, and is required to provide periodic reports containing safety and effectiveness information.

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

  The Company has received the necessary regulatory clearances from the FDA and the necessary regulatory approvals from each country's regulatory agency to export the AutoPap System to, and market it for commercial use in, Japan, Canada, Australia, New Zealand, The Netherlands, Italy, and Hong Kong. The AutoPap QC is also approved for quality control rescreening in Korea. NeoPath intends to pursue additional product registrations in other foreign countries.

  The Company's products are subject to a variety of regulations in Europe. In vitro diagnostic medical devices, including the AutoPap System, are not currently subject to medical device directives issued by the European Union ("EU"). The Company anticipates that the EU will finalize a directive for in vitro diagnostic medical devices that would establish a basis for harmonized regulation of such devices among EU member states. NeoPath would be subject to this directive, including any established deadlines for compliance. If enacted, the directive would apply only to member states of the EU and the European Economic Area. Other European countries, however, may enact national laws that would conform to the directive. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the directive. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the AutoPap System. NeoPath has performed the requisite testing procedures and related documentation to apply the European "CE" mark to the AutoPap and Pathfinder Systems. There can be no assurance that the AutoPap System or any other product that the Company may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

Regulation of Cervical Pap Smear Analysis

  Pursuant to CLIA, Congress directed the Department of Health and Human Services to promulgate regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. CLIA regulations require clinical laboratories to rescreen at least 10% of the Pap smears classified on initial manual screen as normal; this 10% must include normal cases selected at random from the laboratory's total caseload, as well as from patients or groups of patients that are identified as having a high probability of developing cervical cancer based on available patient information. The AutoPap System is not intended to replace a laboratory's current practices regarding screening or rescreening Pap smears of "high-risk" patients.

  In addition, laboratories may be subject to state regulations, inspection, and licensing. In recent years, a few states, including New York and California, have adopted regulations that limit the number of slides that may be manually examined by a cytotechnologist within a given period of time. There can be no assurance that states will not directly regulate the AutoPap System in the future. The Company cannot predict the effect, if any, that such regulation may have on its business or operations.

 In early 1996, the Health Care Financing Administration officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that have been initially screened by cytologists and classified as normal. The decision allows AutoPap QCs to be used in determining which slides will be rescreened under the federally mandated rescreening requirement.

Competition

  Competition in the medical device industry is intense, and the industry is characterized by rapid product development and technological change. The AutoPap System competes with existing manual methods of screening Pap smears as well as
with    certain   semi-automated   systems.    To    compete
effectively, the AutoPap System must demonstrate comparable or better accuracy as well as cost effectiveness relative to manual review of Pap smears. The Company is currently aware
of   three  potential  direct  competitors:  AutoCyte,  Inc.
("AutoCyte"), which has focused on the development of a semi-automated system to prepare and analyze liquid-based Pap smears (a potential alternative to conventional Pap smears); MorphoMetrix Technologies, Inc. ("MorphoMetrix") which has developed an automated system to analyze monolayer Pap smears; and Neuromedical Systems, Inc. ("NSI"), which is
engaged   in  marketing  a  device  for  the  semi-automated
rescreening of conventional Pap smears and is reported to be developing a semi-automated primary screener.

  AutoCyte announced the completion of clinical studies for its liquid-based Pap smear preparation system and submitted these results to the FDA under a PMA. Additionally, NeoPath believes that AutoCyte may be conducting clinical trials of a screening system for the automated analysis of its monolayer slides. The Company believes that MorphoMetrix may soon commence clinical trials for its monolayer screening product. NSI is marketing its semi-automated Pap smear rescreening service as an adjunct to human Pap smear screening. NSI's system is currently a computerized image processing service provided to laboratories for which selected Pap smear slides are sent for processing to an NSI processing center. NeoPath believes that NSI is changing its system to be available for placement in the clinical laboratory and that NSI also may be preparing for a clinical trial for use of its system in primary screening. The NSI system creates a color video picture of each of the 128 images of the Pap smear slide deemed by the NSI system to be most likely to be abnormal. Under NSI's current practice, these images are recorded on a digital tape cassette that, together with the patient's Pap smear slide, is returned to the clinical laboratory. Trained laboratory personnel then evaluate each of the 128 video pictures for each Pap smear slide. If the cytotechnologist believes that there might be an abnormality indicated on NSI's images of the Pap smear, then a cytotechnologist would manually rescreen the Pap smear slide using a microscope.

  In addition to direct competition, the Company faces indirect competition through companies that manufacture liquid-based or monolayer slide preparation systems and devices that automate other aspects of cytology. In 1996, Cytyc, Inc. received PMA approval from the FDA to market its ThinPrep System which prepares slides for cervical cancer screening using a liquid-based sampling and preparation technique as a replacement for the conventional Pap smear method.

  The Company believes that the AutoPap System will compete on the bases of accuracy and effectiveness, cost (including both charges by the Company to the laboratory and the laboratory's labor and overhead costs for its cytotechnologists), convenience to the laboratory, perception among influential cytopathologists and laboratories and processing speed and reliability. The Company believes that the AutoPap Screener will enable the Company's customer laboratories to increase the number of Pap smears processed while improving accuracy and allow them to focus their cytotechnologists' attention on the careful review of Pap smears that are most likely to contain meaningful indication of abnormality.

  There can be no assurance that the Company's competitors will not develop new technologies and products that will compete with, or will prove to be more effective than, the AutoPap System. Furthermore, although the Company is currently aware of only three direct competitors, there can be no assurance that others will not purchase or develop technologies that would compete with the AutoPap System or render it obsolete. Competitors may manufacture, market and sell their products or services more successfully than the Company, which could have a material adverse effect on the Company's business and results of operation.

Employees

  At December 31, 1997, the Company employed 176 full-time equivalent personnel, including 55 in research and development and regulatory; 54 in administration, customer service and support, and sales and marketing; and 67 in manufacturing. None of the Company's employees are represented by a union or other bargaining group. The Company believes its relationship with its employees is good.

Factors   Affecting   Future  Results  and   Forward-Looking
Statements

 The preceding "Business" section contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that may cause the Company's actual results, performance and achievements to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," "believe" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the items that follow.

Limited Operating History; History of Losses

 The Company has a limited operating history and, prior to 1996, was focused primarily on product development, obtaining regulatory approvals and establishing manufacturing capability. NeoPath began recognizing product revenues in 1996.

 The Company has incurred substantial losses since its inception and, as of December 31, 1997, the Company had an accumulated deficit of $87.8 million. The Company expects continued losses in 1998 as it continues to expand its sales, marketing, and customer service and support capabilities and continues its research and development activities (including additional clinical studies). There can be no assurance that the Company will achieve profitability or that the Company will not be required to seek additional capital. There can be no assurance that adequate funding will be available, if needed, or on terms acceptable by the Company.

Uncertainty of Market Acceptance; Market Consolidation

 The Company's success and growth depend on market acceptance of the AutoPap System among clinical laboratories, healthcare providers, third-party healthcare payers and patients, of which there can be no assurance. The Company's success also depends on customers' acceptance of NeoPath's fee-per-use and sale programs. Even if the Company's products were to gain market acceptance, the amount of revenue to be derived by the Company from the AutoPap System would depend to some extent on the availability of reimbursement from third-party healthcare payers such as government and private insurance plans. There can be no assurance that the medical community or third-party healthcare payers will accept an automated Pap smear rescreening system to supplement or replace current laboratory Pap smear review practices. Moreover, due in part to a continued trend toward consolidation of clinical laboratories, the Company expects that the number of potential domestic customers for its products will decrease. Due to the relative size of the largest U.S. laboratories, a significant proportion of the Company's sales may be concentrated among a relatively small number of customers. These factors may increase the Company's dependence on sales to the largest clinical laboratories and the bargaining leverage of those potential customers.

Uncertainty of Product Regulatory Clearance

 The manufacture and sale of medical diagnostic devices intended for commercial use are subject to extensive governmental regulation in the United States. Similar requirements are imposed by comparable governmental agencies in certain other countries. The Company's initial product, the AutoPap QC, has been cleared for commercialization in the United States. Both AutoPap Systems have been cleared for commercial marketing in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, and Hong Kong. The AutoPap QC is also approved for quality control rescreening in Korea. In January 1998, the Hematology and Pathology Devices Advisory Panel unanimously recommended that the FDA approve, with conditions, the supplement to NeoPath's PMA submission for use of the AutoPap Screener as a primary Pap smear screener. There can be no assurance that applicable governmental regulatory agencies in United States or elsewhere will approve the AutoPap Screener for commercial use on a timely basis, if at all. If clearance to market is granted, there can be no assurance that it will cover all the clinical indications for which the Company seeks clearance or that it will not contain significant limitations, which may include warnings, precautions or contraindications, or requests for postmarket studies. Additional regulatory requirements could be imposed by legislation or regulation. The Company may also encounter delays or rejections of its regulatory applications based on changes in applicable regulatory policies or regulations. Although the FDA has inspected the Company's manufacturing operations with respect to the AutoPap QC for compliance with QSR, the Company's manufacturing processes remain subject to QSR regulation and inspection.

Limited  Marketing,  Sales  and  Service  Experience;  Risks
Inherent in International Transactions

 The Company markets, sells, services, and supports the AutoPap System in countries where it has obtained regulatory approval through a combination of a direct sales force (primarily in North America) and independent foreign distributors. The Company has limited marketing, sales and service experience, and there can be no assurance that the Company will be able to recruit and retain skilled sales, marketing, service or support personnel or foreign distributors, or that the Company's marketing and sales efforts will be successful. With regard to international distribution arrangements for the placement of AutoPap Systems, the Company depends on the efforts of third parties. There can be no assurance that such efforts will be successful. In addition, a number of risks are inherent in international transactions, including regulatory delays or disapprovals with respect to the Company's products, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties with foreign distributors.

Sole or Limited Source of Supply; Governmental Regulation of
Manufacturing

 The Company purchases all components for the AutoPap System and Pathfinder System from outside vendors. A major component of the AutoPap System, the slide tray motion system, is supplied by a sole-source vendor. Certain other components, such as the video cameras, are currently supplied by single source vendors, and components provided by additional or replacement suppliers would require some modification to be incorporated into the AutoPap System. The establishment of additional or replacement sources of supply for many AutoPap System components cannot be accomplished quickly, and substitution of components could require regulatory approval, the receipt of which cannot be assured. Accordingly, a vendor's inability to supply acceptable components in a timely manner and in the quantity required could delay or halt the Company's manufacture of its products. Any such delay or cessation could have a material adverse effect on the Company.

 Manufacturers of medical diagnostic devices are subject to strict federal regulations regarding validation and the quality of manufacturing, including periodic FDA inspections of the manufacturing facilities of diagnostic device manufacturers to determine compliance with QSR regulations. The Company's manufacturing operations, including any expansion of such operations, will continue to be required to comply with these and all other applicable regulations, and with applicable regulations imposed by other governments. The Company's failure to comply with QSR regulations could result in civil or criminal penalties or enforcement proceedings being imposed on the Company, including the recall of a product or a "cease distribution" order requiring the Company to stop placing its products in service or selling its products, as the case may be. Similar results could occur if the Company were to violate foreign regulations. There can be no assurance that the Company will be able to attain or maintain compliance with QSR requirements. Failure to maintain compliance with the applicable manufacturing requirements of various regulatory agencies would have a material adverse effect on the Company.

Competition

  Competition in the medical device industry is intense, and the industry is characterized by rapid product development and technological change. The AutoPap System competes with existing manual methods of screening Pap smears as well as with certain semi-automated systems. To compete effectively, the AutoPap System must demonstrate comparable or better accuracy and cost effectiveness relative to manual review of Pap smears. The Company is currently aware of three direct competitors: AutoCyte, which has focused on the development of a semi-automated system to prepare and analyze liquid-based Pap smears (a potential alternative to conventional Pap smears); MorphoMetrix, which has developed an automated system to analyze monolayer Pap smears; and NSI, which is engaged in marketing a service for the semi-automated rescreening of conventional Pap smears and is reported to be developing a semi-automated primary screener. In addition to direct competition, the Company faces indirect competition through companies that manufacture liquid-based or monolayer slide preparation systems and devices that automate various aspects of cytology. In 1996, Cytyc, Inc. received PMA approval from the FDA to market its

ThinPrep System which prepares slides for cervical cancer screening using a liquid-based sampling and preparation technique as a replacement for the conventional Pap smear method.

  The Company believes that the AutoPap System will compete on the bases of accuracy and effectiveness, cost (including both charges by the Company to the laboratory and the laboratory's labor and overhead costs for its cytotechnologists), convenience to the laboratory, perception among influential cytopathologists and laboratories and processing speed and reliability.

  There can be no assurance that the Company's competitors will not develop new technologies and products that will compete with, or will prove to be more effective than, the AutoPap System. Furthermore, although the Company is currently aware of only three direct competitors, there can be no assurance that others will not purchase or develop technologies that would compete with the AutoPap System or render it obsolete. Competitors may manufacture, market and sell their products or services more successfully than the Company, which could have a material adverse effect on the Company's business and results of operation. See "Business
- Competition."

Dependence  on Reimbursement; Potential Effect of Healthcare
Reform

 Various third-party healthcare payers in the United States are increasingly sensitive to containing healthcare costs and have focused on new technology as being a primary factor in increased healthcare costs. Third-party payers, including Medicare and Medicaid, Blue Cross/Blue Shield, private health insurance, health administration authorities in foreign countries and other organizations, may affect the pricing or relative attractiveness of the Company's products and services by regulating the maximum amount of reimbursement provided by such payers or by not providing any reimbursement. Restrictions on reimbursement may limit the price that the Company can charge for AutoPap System screening or reduce the demand for AutoPap System screening. In addition, if there is no provision for reimbursement of the AutoPap System screening, or if the level of reimbursement is significantly below the amount laboratories charge patients to perform AutoPap System screening, the size of the potential market available to the Company would likely be reduced. There can be no assurance that costs associated with AutoPap System screening will become widely reimbursable or that the level of reimbursement to clinical laboratories for AutoPap System screening will achieve or be maintained at levels necessary to permit the Company to generate substantial revenue. In addition, there can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on the Company. Foreign countries have various healthcare reimbursement systems, and there can be no assurance that third-party reimbursement will be made available for the AutoPap System under any foreign reimbursement system.

Dependence on Single Product Line

 To date, the Company has concentrated its efforts primarily on development of the AutoPap System and has performed only limited research on other applications of its core technology. Accordingly, the Company will depend primarily on the successful development and marketing of the AutoPap System to generate revenues. There can be no assurance that the AutoPap System will be successfully commercialized.

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

Dependence on Patents and Proprietary Rights; Risk of Third-
Party Claims of Infringement

 NeoPath relies on a combination of patents, trade secrets and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company holds four foreign patents, 39 U.S. patents (issued or allowed), and has 34 additional U.S. patents pending. There can be no assurance that pending patent applications will ultimately issue as patents or, if patents do issue, that the claims allowed will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by NeoPath's competitors.

 On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. The Company believes it has a strong position in this action and continues to defend itself vigorously. In September 1997, a motion for preliminary injunction against the Company was heard by a judge in the United States District Court for the Southern District of New York. No decision has yet been rendered.

 On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical Systems, Inc. in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks preliminary and permanent injunctions against Neuromedical Systems, Inc. This suit is currently in the discovery stage.

 There can be no assurance as to the outcome of the aforementioned litigation.

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

Highly  Volatile  Stock  Price;  Potential  Fluctuations  in
Future Quarterly Results

   The market price of shares of the Company's Common Stock, like that of the common stock of many other small medical device companies, may be highly volatile. Factors such as the results of the Company's sales and marketing programs, clinical trials by the Company or its competitors, concern as to the safety or efficacy of the Company's products or its competitors, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, healthcare legislation, developments in patent or other proprietary rights of the Company or its competitors, fluctuations in the Company's operating results, and general market and economic conditions are likely to have a significant impact on the future price of the Common Stock.

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

Item 2.PROPERTIES

  The Company leases approximately 72,000 square feet of office and manufacturing space in Redmond, Washington under operating leases expiring through January 2000, with various renewal options. Management believes that the Redmond facility and other available office space is adequate for the Company's current needs. Management also believes that additional space is available in the area, should it be needed.

Item 3.   LEGAL PROCEEDINGS

 On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In September 1997, a motion for preliminary injunction against the Company was heard by a judge in the United States District Court for the Southern District of New York. No decision has yet been rendered. The Company believes it has a strong position in this action and continues to defend itself vigorously.

 On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical Systems, Inc. in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks preliminary and permanent injunctions against Neuromedical Systems, Inc. This suit is currently in the discovery stage.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                           PART II

Item  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

      The   information  required  by  Item  5   is   hereby
incorporated  by  reference  to the  Company's  1997  Annual
Report to Shareholders, page 30.

Item 6.    SELECTED FINANCIAL DATA

      The   information  required  by  Item  6   is   hereby
incorporated  by  reference  to the  Company's  1997  Annual
Report to Shareholders, page 9.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The   information  required  by  Item  7   is   hereby
incorporated  by  reference  to the  Company's  1997  Annual
Report to Shareholders, pages 10-14.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

  Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The   information   required  by   Item   8   is   hereby
incorporated  by  reference  to the  Company's  1997  Annual
Report to Shareholders, pages 15-29.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING  AND FINANCIAL DISCLOSURE

   None.

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is hereby incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed within 120 days of the Company's last fiscal year end, December 31, 1997.

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

  Not applicable.

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a) Index to list of documents filed as part of this report.

1.     Financial Statements

       The following financial statements of NeoPath, Inc.
       are included in Item 8 by reference to the Company's 1997
       Annual Report to Shareholders:

                                                      Annual Report
                                                          Page #


       Balance Sheets at December 31, 1997 and 1996         15

       Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                     16

       Statements of Shareholders' Equity for the years
       ended December 31, 1997, 1996 and 1995               17

       Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                     18

       Notes to Financial Statements                     19-27

2.     Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts

       All other schedules have been omitted because they were not applicable.

3.     Exhibits

       3.1(1)   Articles  of  Incorporation  of  the registrant

       3.2(1)   Bylaws of the registrant

      10.1(7)   NeoPath, Inc. 1989  Stock  Option
                Plan,  Amended and Restated on  December  10,
                1996

      10.2(7)   NeoPath, Inc. Stock Option Plan for
                Nonemployee Directors, Amended and Restated on February 27, 1997

      10.3(1)   Form of Indemnification Agreement
                for officers and directors of the registrant

      10.4(1)   Consolidated Amended and Restated
                Shareholders Agreement dated March 27, 1992, by and among NeoPath, Inc. and the Shareholders listed on Exhibit A thereto and First Amendment to Consolidated Amended and Restated Agreement dated January 14, 1994

      10.6(5)   First Amendment to Lease  by  and
                between Teachers Insurance & Annuity Association and NeoPath, Inc. dated February 16, 1995, Second Amendment to Lease by and between Teachers Insurance & Annuity and NeoPath, Inc. dated November 21, 1995 and Letter from Teachers Insurance & Annuity dated December 15, 1995

      10.7(5)   Sublease (Tunturi,  Inc./NeoPath)
                dated   December  22,  1995  by  and  between
                NeoPath, Inc. and Tunturi, Inc.

      10.8(1)   Form  of  Agreement   regarding
                clinical study of the AutoPap 300 QC  System:
                Confidentiality      of      Records      and
                Indemnification

      10.9(1)   Agreement by and between NeoPath,
                Inc.  and  Kyto  Diagnostic,  L.P.  regarding
                clinical study of the AutoPap 300 QC  System:
                Confidentiality      of      Records      and
                Indemnification

     10.10(1)   Product  Development  and  Supply
                Agreement between Applied Precision, Inc. and
                NeoPath, Inc. dated January 1, 1992

     10.14(2)   Master  Equipment  Lease  by  and
                between NeoPath, Inc. and Haworth Leasing dated January 31, 1995

     10.15(3)   Master  Equipment  Lease  between
                NeoPath, Inc. and Pacific Office Automation dated March 16, 1995

     10.17(4)   NeoPath,   Inc.   Proposal   to
                SmithKline   Beecham  Clinical   Laboratories
                dated as of October 4, 1995, countersigned by SmithKline Beecham Clinical Laboratories on
                October 4, 1995

     10.18(4)   NeoPath, Inc. Proposal to  Corning
                Clinical Laboratories Inc. executed as of October 11, 1995, countersigned by Corning
                Clinical Laboratories on October 13, 1995

     10.19(4)   Master  Equipment  Lease  by  and
                between  NeoPath,  Inc.  and  Pacific  Office
                Automation dated as of September 30, 1995

     10.20(6)   NeoPath,   Inc.   Proposal   to
                SmithKline   Beecham  Clinical  Laboratories,
                accepted May 9, 1996

     10.21(6)   NeoPath,   Inc.   Proposal   to
                Laboratory Corporation of America Holdings, accepted May 15, 1996

     10.22(6)   NeoPath, Inc. Amended and Restated
                Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

     10.23(7)   Form   of   Senior   Management Employment Agreement

     10.24(7)   International    Distribution
                Agreement  between NeoPath,  Inc.  and  Nikon
                Corporation, dated as of December 19, 1996

     10.25(8)   Purchase  and  Sale  Agreement
                between  CompuCyte Corporation  and  NeoPath,
                Inc., Dated as of June 23, 1997

     10.26(8)   NeoPath,  Inc.   Registration
                Rights Agreement, Dated as of June 23, 1997

     10.27(9)   NeoPath, Inc. 1997 Employee  Stock Purchase Plan

        10.28   Third  Amendment  to  Lease  by   and
                between    Teachers   Insurance   &   Annuity
                Association and NeoPath, Inc. dated  November
                6, 1997

         13.1   1997 Annual Report to Shareholders

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

         (7) Filed as an exhibit to the registrant's Report on Form 10-K filed on March 28, 1997 and incorporated herein by reference.

         (8) Filed as an exhibit to the registrant's Report on Form 10-Q filed on August 12, 1997 and incorporated herein by reference.

         (9) Filed as an exhibit to the registrant's Registration Statement on Form S-8 (File No. 333-40371) and incorporated herein by reference.

(b)  Reports on Form 8-K:

         None.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redmond, State of Washington on the 27th day of March, 1998.

                                   NEOPATH, INC.


                                   By:  /s/  ALAN C. NELSON
                                       _____________________________
                                       Alan C. Nelson, Ph.D.
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 27th day of March, 1998.

Signature                 Title


/s/ALAN C. NELSON         President, Chief Executive Officer and Director
______________________    (Principal Executive Officer)
Alan C. Nelson, Ph.D.


/s/WILLIAM L. SCOTT       Vice President and Chief Financial Officer and
______________________    Director
William L. Scott


/s/ROBERT C. BATEMAN      Corporate Controller and Treasurer
______________________    Principal Accounting Officer
Robert C. Bateman


/s/WALTER L. ROBB         Chairman of the Board
______________________
Walter L. Robb, Ph.D.


/s/ALAN D. FRAZIER        Director
_______________________
Alan D. Frazier


/s/CRISTINA H. KEPNER     Director
________________________
Cristina H. Kepner


/s/DAVID A. THOMPSON      Director
_______________________
David A. Thompson


/s/GAIL R. WILENSKY       Director
_______________________
Gail R. Wilensky, Ph.D.

                                                                           SCHEDULE II

                        NEOPATH, INC.
              VALUATION AND QUALIFYING ACCOUNTS




                               Balance
                                 at      Charged to Charged to              Balance at
Description                   Beginning   Costs &      Other                   End of
                              of Period   Expenses   Accounts    Deductions    Period
----------------------------- --------   ---------- ----------  ------------  --------
Allowance for doubtful accounts:

 Year ended December 31, 1997 $175,000    $325,000     $ --        $ --       $500,000

 Year ended December 31, 1996    --        175,000       --          --        175,000

 Year ended December 31, 1995    --             --       --          --             --


                        NEOPATH, INC.
                      INDEX TO EXHIBITS


         Exhibit No.    Description
         __________    ____________________________________________________

           3.1(1)      Articles  of  Incorporation  of  the registrant

           3.2(1)      Bylaws of the registrant

          10.1(7)      NeoPath, Inc. 1989  Stock  Option
                       Plan,  Amended and Restated on  December  10,
                       1996

          10.2(7)      NeoPath, Inc. Stock Option Plan for
                       Nonemployee Directors, Amended and Restated on February 27, 1997

          10.3(1)      Form of Indemnification Agreement
                       for officers and directors of the registrant

          10.4(1) Consolidated Amended and Restated Shareholders Agreement dated March 27, 1992, by and among NeoPath, Inc. and the Shareholders listed on Exhibit A thereto and First Amendment to Consolidated Amended and Restated Agreement dated January 14, 1994

          10.6(5)      First Amendment to Lease  by  and
                       between Teachers Insurance & Annuity Association and NeoPath, Inc. dated February 16, 1995, Second Amendment to Lease by and between Teachers Insurance & Annuity and NeoPath, Inc. dated November 21, 1995 and Letter from Teachers Insurance & Annuity dated December 15, 1995

          10.7(5)      Sublease (Tunturi,  Inc./NeoPath)
                       dated   December  22,  1995  by  and  between
                       NeoPath, Inc. and Tunturi, Inc.

          10.8(1)      Form  of  Agreement   regarding
                       clinical study of the AutoPap 300 QC  System:
                       Confidentiality      of      Records      and
                       Indemnification

          10.9(1)      Agreement by and between NeoPath,
                       Inc. and Kyto Diagnostic, L.P. regarding clinical study of the AutoPap 300 QC System:
                       Confidentiality      of      Records      and
                       Indemnification

          10.10(1)     Product  Development  and  Supply
                       Agreement between Applied Precision, Inc. and NeoPath, Inc. dated January 1, 1992

          10.14(2)     Master  Equipment  Lease  by  and
                       between NeoPath, Inc. and Haworth Leasing dated January 31, 1995

          10.15(3)     Master  Equipment  Lease  between
                       NeoPath, Inc. and Pacific Office Automation dated March 16, 1995

          10.17(4)     NeoPath,   Inc.   Proposal   to
                       SmithKline Beecham Clinical Laboratories dated as of October 4, 1995, countersigned by SmithKline Beecham Clinical Laboratories on October 4, 1995

          10.18(4)     NeoPath, Inc. Proposal to  Corning
                       Clinical Laboratories Inc. executed as of October 11, 1995, countersigned by Corning Clinical Laboratories on October 13, 1995

          10.19(4)     Master  Equipment  Lease  by  and
                       between NeoPath, Inc. and Pacific Office Automation dated as of September 30, 1995

          10.20(6)     NeoPath,   Inc.   Proposal   to
                       SmithKline   Beecham  Clinical  Laboratories,
                       accepted May 9, 1996

          10.21(6)     NeoPath,   Inc.   Proposal   to
                       Laboratory Corporation of America Holdings, accepted May 15, 1996

          10.22(6)     NeoPath, Inc. Amended and Restated
                       Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

          10.23(7)     Form   of   Senior   Management
                       Employment Agreement

          10.24(7)     International    Distribution
                       Agreement between NeoPath, Inc. and Nikon Corporation, dated as of December 19, 1996

          10.25(8)     Purchase  and  Sale  Agreement
                       between CompuCyte Corporation and NeoPath, Inc., Dated as of June 23, 1997

          10.26(8)     NeoPath,  Inc.   Registration
                       Rights Agreement, Dated as of June 23, 1997

          10.27(9)     NeoPath, Inc. 1997 Employee  Stock
                       Purchase Plan

             10.28     Third  Amendment  to  Lease  by   and
                       between    Teachers   Insurance   &   Annuity
                       Association and NeoPath, Inc. dated  November
                       6, 1997

              13.1     1997 Annual Report to Shareholders

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

               (7)     Filed   as  an  exhibit  to  the  registrant's
                       Report on Form 10-K filed on March 28, 1997 and incorporated herein by reference.

               (8)     Filed   as  an  exhibit  to  the  registrant's
                       Report on Form 10-Q filed on August 12, 1997 and incorporated herein by reference.

               (9)     Filed   as  an  exhibit  to  the  registrant's
                       Registration Statement on Form S-8 (File  No.
                       333-40371)   and   incorporated   herein   by
                       reference.