Form 10-Q
period 1998-03-31
NEOPATH INC
filed 1998-05-12
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1998
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
       For the transition period from _________________ to _________________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     Yes [X]        No [  ]


Indicate  the  number  of shares outstanding  of  each  of  the issuer's  classes of common stock, as of the latest practicable date.
       Class                             Outstanding at April 30, 1998
(Common stock, $.01 par value)                   14,468,220

                          NEOPATH, INC.

                 QUARTERLY  REPORT ON FORM 10-Q

                        TABLE OF CONTENTS



     Part I   FINANCIAL INFORMATION

                                                                            Page
                                                                            ____

     Item 1.  Financial Statements                                             1

              Balance Sheets -- March 31, 1998 (unaudited) and
                December 31, 1997

              Statements of Operations (unaudited) -- for the three months ended March 31, 1998 and 1997

              Statements of Cash Flows (unaudited) -- for the three months ended March 31, 1998 and 1997

              Notes to Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      6

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk       9


     Part II  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               10

     Item 6.  Exhibits and Reports on Form 8-K                                10


     Signatures                                                               11

Part 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               NEOPATH, INC.

                              BALANCE SHEETS


                                            March 31,              December 31,
                                              1998                     1997
                                          _____________           ______________
                                           (Unaudited)
Assets

Current assets:
   Cash and cash equivalents             $   4,270,025            $   3,308,970
   Securities available-for-sale            17,670,331               25,409,633
   Accounts receivable, net                  4,283,846                3,863,818
   Inventories                               8,880,753                7,514,001
   Other current assets                        348,146                  187,147
                                         _____________            _____________
Total current assets                        35,453,101               40,283,569

Fee-per-use systems, net                     7,506,822                8,564,189
Property and equipment, net                  5,562,203                5,979,849
Intangible assets, net                       3,195,930                3,383,925
Deposits and other assets                      808,763                  729,280
                                         _____________            _____________
Total assets                             $  52,526,819            $  58,940,812
                                         =============            =============
Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                      $   1,867,351            $   2,173,179
   Salaries and wages payable                1,351,635                2,357,045
   Customer deposits                           400,609                  431,877
   Other accrued liabilities                   988,120                  567,759
   Current portion of obligations under
     capital leases                             82,568                   80,966
                                         _____________            _____________
Total current liabilities                    4,690,283                5,610,826

Obligations under capital leases,
  less current portion                          82,371                  101,872

Shareholders' equity:
   Common stock                            141,199,048              141,057,881
   Accumulated deficit                     (93,309,751)             (87,633,118)
   Accumulated other comprehensive loss       (135,132)                (196,649)
                                         _____________            _____________
Total shareholders' equity                  47,754,165               53,228,114
                                         _____________            _____________
Total liabilities and shareholders'
  equity                                 $  52,526,819            $  58,940,812
                                         =============            =============

See accompanying notes.

                               NEOPATH, INC.

                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                   Three months ended
                                                        March 31,
                                             _____________________________
                                                   1998            1997
                                             ____________     ____________
Revenues                                     $  3,562,691     $  2,234,552
Cost of revenues                                2,040,760        1,077,512
                                             ____________     ____________
   Gross margin                                 1,521,931        1,157,040

Operating expenses:
   Research and development                     3,045,816        4,386,856
   Selling, general and administrative          4,506,243        3,695,671
                                             ____________     ____________
                                                7,552,059        8,082,527
                                             ____________     ____________

Loss from operations                           (6,030,128)      (6,925,487)

Interest income                                   365,774          745,666
Interest expense                                   (9,279)          (6,485)
                                             ____________      ___________
Net loss                                     $ (5,673,633)      (6,186,306)
                                             ============      ===========

Basic and diluted net loss per share         $      (0.39)     $     (0.45)
                                             ============      ===========

Weighted average common shares outstanding     14,415,851       13,771,635
                                             ============      ===========

See accompanying notes.

                                NEOPATH, INC.

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                 ____________________________
                                                      1998            1997
                                                 ____________    ____________
Operating activities
Net loss                                         $ (5,673,633)   $ (6,186,306)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                  1,408,059         758,877
     Deferred compensation                                 --          74,246
     Accrued interest on securities
       available-for-sale                             191,903         458,950
     Net change in operating accounts:
       Accounts receivable                           (420,028)     (1,097,546)
       Inventories and fee-per-use systems           (840,016)     (2,715,121)
       Accounts payable and accrued liabilities      (851,663)        494,056
       Other                                         (240,250)       (372,473)
                                                 ____________    ____________
Net cash used in operating activities              (6,425,628)     (8,585,317)

Investing activities
Purchases of securities available-for-sale                 --      (1,101,093)
Maturities of securities available-for-sale         7,608,916      11,500,000
Additions to property and equipment                  (274,616)       (305,796)
Other                                                    (403)         (1,040)
                                                 ____________    ____________
Net cash provided by investing activities           7,333,897      10,092,071

Financing activities
Exercise of options and warrants                       70,685       3,623,425
Principal payments on obligations under
  capital leases                                      (17,899)        (21,956)
                                                 ____________    ____________
Net cash provided by financing activities              52,786       3,601,469
                                                 ____________    ____________
Net increase in cash and cash equivalents             961,055       5,108,223
Cash and cash equivalents:
  Beginning of period                               3,308,970       7,871,401
                                                 ____________    ____________
  End of period                                  $  4,270,025    $ 12,979,624
                                                 ============    ============

Noncash transactions and supplemental disclosures
Inventories reclassified to fee-per-use
  systems, net                                   $   (520,831)   $    802,834
Inventories reclassified to property
  and equipment                                            --         330,174

See accompanying notes.

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared by NeoPath, Inc. ("NeoPath" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997.

Note 2 - Revenue Recognition

       The Company recognizes AutoPap(R) System fee-per-use revenues based on the number of customer slides processed, subject to agreed-upon minimum processing levels or minimum rental payments, beginning in the month an AutoPap System is initially placed in commercial use at the customer site. Sales of AutoPap Systems and Pathfinder Systems are recognized at date of shipment.

Note 3 - Recently Issued Accounting Standards

      As of January 1, 1998, NeoPath adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income or loss and its components; however, the adoption of this Statement had no impact on the Company's operating results or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's securities available-for-sale, which prior to adoption were reported within shareholders' equity, to be included in other comprehensive income or loss. Statement 130 also requires presentation of accumulated other comprehensive income or loss separately in shareholders' equity; accordingly, prior year financial statements have been reclassified to conform to these requirements.

     Components of comprehensive net loss are as follows:

                                        Three months ended March 31,
                                   _____________________________________
                                          1998                 1997
                                   _____________________________________
     Net loss                        $ (5,673,633)        $ (6,186,306)
     Unrealized gain (loss) on
       securities available-for-sale       61,517             (200,164)
                                   _____________________________________
     Comprehensive net loss          $ (5,612,116)        $ (6,386,470)
                                   =====================================

      In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for periods beginning after December 15, 1997. The new Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each operating segment and related information, as defined in Statement 131, in the notes to financial statements. NeoPath plans to adopt the new Statement in 1998. Statement 131 is not required to be applied to interim financial statements in the initial year of adoption.

Note 4 - Inventories

     Inventories consist of the following:


                                 March 31, 1998    December 31, 1997
                               ______________________________________
     Raw materials                $ 2,933,182         $ 3,819,830
     Work-in-process                1,773,674           1,061,900
     Finished goods                 4,173,897           2,632,271
                               ______________________________________
                                  $ 8,880,753         $ 7,514,001
                               ======================================

Note 5 - Purchase of Pathfinder System Product Line

     NeoPath acquired the Pathfinder System product line in June 1997 for an initial purchase price of $4.1 million. The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and 48,564 shares of NeoPath common stock. In addition, certain shares of NeoPath common stock were issued and were held in escrow contingent upon certain specific technology decisions to be made within one year of closing. In April 1998 the Company released the remaining shares held in escrow, consisting of approximately 42,000 shares of NeoPath common stock, resulting in recognition of an additional $550,000 in intangible assets that will be amortized over the remaining five-year amortization term established in June 1997.

Note 6 -  Litigation

        On July 15, 1996, Neuromedical Systems, Inc. ("Neuromedical") filed a lawsuit against NeoPath, Inc. in the
United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In September 1997, a motion for preliminary injunction against the Company was heard by a judge in the United States District Court for the Southern District of New York. No decision has yet been rendered. The Company believes it has a strong position in this action and continues to defend itself vigorously.

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which motion was denied by the court in April 1998. Both lawsuits are currently in the discovery stage.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Overview

     NeoPath, Inc. ("NeoPath" or the "Company") develops and markets visual intelligence technology to increase accuracy in medical testing. NeoPath's initial products include (i) two automated screening systems that integrate proprietary high-speed image processing computers, video imaging technology and sophisticated image interpretation software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide for the early detection of cervical cancer and (ii) the Pathfinder(R) System product line acquired in 1997.

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

     NeoPath's second product is the AutoPap Primary Screening System (the "AutoPap Screener" and, in combination with the AutoPap QC, the "AutoPap System"). The AutoPap Screener utilizes the same hardware components as the AutoPap QC; however, it uses enhanced software, including additional cell-classification algorithms. During 1997, NeoPath completed a prospective intended-use clinical study to evaluate the performance of the AutoPap Screener as a primary screening system. This study included analysis of more than 25,000 Pap smear slides at five clinical laboratories in the United States and Canada. In August 1997, NeoPath submitted the results of the study in an amendment to its pending PreMarket Approval ("PMA") Supplement to the FDA, for use of the AutoPap Screener as a primary screener of Pap smear slides. In January 1998, the Hematology and Pathology Devices Advisory Panel of the FDA (the "Panel") unanimously recommended that the FDA approve, with conditions, the supplement to NeoPath's PMA submission for use of the AutoPap Screener as a primary Pap smear screener. On May 5, 1998, the FDA followed the Panel's recommendation and approved the AutoPap Screener for use as a combined primary screener and quality control rescreener of Pap smear slides. As approved by the FDA, the AutoPap Screener demonstrates a statistically significant increase in identifying disease when compared to current practice.

     NeoPath's Pathfinder System provides improved productivity and quality assurance in the clinical cytology laboratory by computerizing the cytotechnologists' microscopes, thereby helping to eliminate screening errors and facilitating critical cell identification in applications such as Pap smear screening.

Results of Operations

                        Three months ended                    Three months ended
(in thousands)            March 31, 1998         Change         March 31, 1997
________________________________________________________________________________
Revenues                      $3,563             $1,328             $2,235
                                                    59%

     The Company recognizes revenue on either a sale or fee-per-use basis (subject to certain license agreements, lease contracts, and minimum payments on fee-per-use contracts). Under its fee-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide analyzed.

     NeoPath's AutoPap System placements to date have consisted of fee-per-use contracts (and limited sale contracts) in the United States and primarily sale contracts internationally. Approximately two thirds of total revenues in the three months ended March 31, 1998 and 1997, respectively, consisted of AutoPap System sales worldwide. The remaining one third of total revenues consisted of fee-per-use contract billings and, in 1998, Pathfinder System sales. Pathfinder System sales accounted for less than four percent of total first quarter 1998 revenues. The Company anticipates that future AutoPap System placements will continue to consist of both fee-per-use and sale contracts; however, the Company expects that revenues for the next several quarters will continue to consist of greater sales of AutoPap Systems than revenues generated from NeoPath's fee-per-use program. The sales mix may vary as product features and markets mature, and as third-part reimbursement policies change.

     NeoPath has placed AutoPap Systems at customer sites in Japan, Korea, Hong Kong, Europe, and Australia. First quarter 1998 revenues included additional AutoPap System placements in Hong Kong and Japan. All of the Company's international product placements have been denominated in U.S. dollars; however, future product revenues may include customer contracts subject to foreign exchange rate changes. Approximately 23 percent of NeoPath's revenues in the first quarter of 1998 represented sales to customers outside of the United States, compared to approximately 72 percent in the same period in 1997.

     NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, will significantly increase the Company's potential for revenues in 1998 and beyond. In October 1997, the American Medical Association published its revised Physicians' Current Procedural Terminology (CPT-4) codes which included a code that applies to the AutoPap QC for automated cervical cancer rescreening. CPT codes are a universal system used by physicians and clinical laboratories to identify specific procedures when billing insurers for their services. In early 1998, NeoPath formed a five-person team to work with third-party insurers and managed care organizations to establish and/or improve third-party reimbursement levels for the AutoPap System. These managed care specialists are working closely with NeoPath's field sales personnel throughout the United States.

                   Three months ended    Percentage of   Three months ended   Percentage of
(in thousands)       March 31, 1998        Revenues        March 31, 1997       Revenues
____________________________________________________________________________________________
Cost of revenues         $2,041              57%              $1,078               48%

Gross margin              1,522              43%               1,157               52%

     The change in gross margin percentage from one year ago was attributable to 1997 international sales under a distribution agreement with higher initial AutoPap System pricing in comparison to 1998 list prices, as well as certain sales discounts offered to existing customers during the first quarter of 1998.

     Gross margin is expected to fluctuate depending on the mix of fee-per-use revenues, AutoPap System sales, and other revenues, as well as sales incentive programs that may be offered. The continued development of the manufacturing, service and support functions, as well as overall production levels, are also expected to contribute to fluctuations in gross margin. Therefore, the Company's historic gross margins are not necessarily indicative of future gross margins.

                          Three months ended                Three months ended
(in thousands)              March 31, 1998        Change      March 31, 1997
_______________________________________________________________________________

Research and development        $3,046           $(1,341)          $4,387
                                                    (31%)

     The Company incurred higher research and development costs in 1997 due primarily to NeoPath's AutoPap Screener clinical study which was completed in 1997. The Company also incurred lower regulatory expenses in the first quarter of 1998, even though NeoPath presented to the FDA's Hematology and Pathology Devices Advisory Panel on January 28, 1998.

                       Three months ended              Three months ended
(in thousands)           March 31, 1998       Change     March 31, 1997
__________________________________________________________________________

Selling, general and
administrative               $4,506           $810           $3,696
                                               22%

     Selling, general and administrative expenses increased from the first quarter of 1997 due primarily to continued investment in significant new sales and marketing initiatives, expansion of the sales and reimbursement team, and costs related to the purchase and integration of the Pathfinder System product line acquired in June 1997.

                       Three months ended               Three months ended
(in thousands)           March 31, 1998       Change      March 31, 1997
____________________________________________________________________________

Interest income               $366            $(380)            $746
                                               (51%)

     The decrease in interest income in 1998 is due to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow. The Company expects that its interest income will decline further in 1998 as a result of declining cash available for investment purposes.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had $21.9 million in cash, cash equivalents, and securities available-for-sale, compared to $28.7 million as of December 31, 1997. The decrease is a result of cash used in the Company's operations for the three months ended March 31, 1998. The Company's cash used in operating activities was $6.4 million and $8.6 million in the three months ended March 31, 1998 and 1997, respectively. The Company expended cash for property and equipment, excluding AutoPap
Systems reclassified to either fee-per-use systems or reclassified to property and equipment, of $275,000 and $306,000 in the quarters ended March 31, 1998 and 1997, respectively.

     The Company expects negative cash flow from operations to continue at least through the majority of 1998 as it manufactures AutoPap Systems to support fee-per-use product placements, continues to expand its marketing, sales, and customer service and support capabilities, continues its research and development activities and conducts and analyzes data from clinical trials. The Company has obtained a bank financing facility to borrow up to $10 million based on current and future fee-per-use AutoPap Systems placed at customer sites. The Company currently estimates that its existing cash resources and established bank financing will enable it to sustain operations for at least the next twelve months. There can be no assurance, however, that the Company will not be required to seek additional cash in the form of either debt or equity at an earlier date. The Company's future capital requirements will depend on many factors, including the extent and rate of adoption of use of the AutoPap QC and the AutoPap Screener; the increased market acceptance of the Company's fee-per-use program; the mix of fee-per-use and sale placements; the market acceptance of the Pathfinder System; the extent and rate of development of the Company's marketing, sales, and customer service and support capabilities; and the status of competing products. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders will experience dilution. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its manufacturing, research and development or clinical programs.

Impact of Year 2000

     Some of the Company's internal and product software programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. The Company has completed a preliminary assessment and will have to modify or replace portions of its internal and product software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed in early 1999, and the total Year 2000 project cost is not expected to be material.

     The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on NeoPath's operations.

Forward-Looking Statements

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual result to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following: the Company's limited operating history and history of losses; market acceptance of the Company's products; the acceptance of the Company's fee-per-use or sale programs; product and manufacturing regulatory approvals; the Company's limited marketing, sales, customer service and support capabilities; uncertainties relating to international transactions; the Company's sole or limited source of supply of certain components; the status of competing products; dependence on reimbursement; dependence on single product line; product liability; dependence on patents and property rights; the risk of third-party claims of infringement; and dependence on key personnel. For a more detailed discussion of these factors, see "Factors Affecting Future Results and Forward-Looking Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1997.

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

     Not applicable.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

        On July 15, 1996, Neuromedical Systems, Inc. ("Neuromedical") filed a lawsuit against NeoPath, Inc. in the
United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In September 1997, a motion for preliminary injunction against the Company was heard by a judge in the United States District Court for the Southern District of New York. No decision has yet been rendered. The Company believes it has a strong position in this action and continues to defend itself vigorously.

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which motion was denied by the court in April 1998. Both lawsuits are currently in the discovery stage.


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No.     Description
     ___________     ___________

     27              Financial Data Schedule



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
March 31, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NeoPath, Inc.


Date:   May 11, 1998             By:  /s/ ALAN C. NELSON
                                      __________________
                                      Alan C. Nelson
                                      President and Chief Executive Officer


                                 By:  /s/ WILLIAM L. SCOTT
                                      ____________________
                                      William L. Scott
                                      Vice President and Chief Financial Officer


                                 By:  /s/ ROBERT C. BATEMAN
                                      _____________________
                                      Robert C. Bateman
                                      Corporate Controller and Treasurer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS



     Exhibit No.    Description
     ___________    ___________

     27             Financial Data Schedule