Form 10-Q
period 1998-06-30
NEOPATH INC
filed 1998-08-10
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1998
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
       For the transition period from _________________ to
                        _________________

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
            Class                    Outstanding at July 23, 1998
  (Common stock, $.01 par value)             14,484,113

                          NEOPATH, INC.

                 QUARTERLY  REPORT ON FORM 10-Q

                        TABLE OF CONTENTS




Part I FINANCIAL INFORMATION

                                                           Page

Item 1.  Financial Statements                                 1

         Balance Sheets -- June 30, 1998 (unaudited) and
           December 31, 1997

         Statements of Operations (unaudited) -- for the three months and six months ended June 30, 1998 and 1997

         Statements of Cash Flows (unaudited) -- for the six months ended June 30, 1998 and 1997

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 6

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                        10


Part II  OTHER  INFORMATION

Item 1.  Legal Proceedings                                    11

Item 4.  Submission of Matters to a Vote of Security Holders  11

Item 6.  Exhibits and Reports on Form 8-K                     12


Signatures                                                    13

Part 1    FINANCIAL INFORMATION

Item 1.   Financial Statements

                               NEOPATH, INC.

                              BALANCE SHEETS


                                              June 30,      December 31,
                                                1998           1997
                                             __________     ____________
                                            (Unaudited)
Assets

Current Assets:
    Cash and cash equivalents             $    8,025,025    $    308,970
    Securities available-for-sale             12,419,508      25,409,633
    Accounts receivable, net                   4,872,593       3,863,818
    Inventories                                8,417,226       7,514,001
    Other current assets                         513,413         187,147
                                             ___________     ___________
Total current assets                          34,247,765      40,283,569

Fee-per-use systems, net                       7,981,796       8,564,189
Property and equipment, net                    5,277,006       5,979,849
Intangible assets, net                         3,524,901       3,383,925
Deposits and other assets                      1,331,248         729,280
                                             ___________     ___________
Total assets                                 $52,362,716     $58,940,812
                                             ===========     ===========

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                           $ 1,689,318     $ 2,173,179
  Salaries and wages payable                   1,949,260       2,357,045
  Customer deposits                              280,660         431,877
  Other accrued liabilities                    1,046,748         567,759
  Current portion of long-term obligations     2,442,981          80,966
                                             ___________     ___________
Total current liabilities                      7,408,967       5,610,826

Long-term obligations, less current portion    2,652,201         101,872

Shareholders' equity:
  Common stock                               141,754,301     141,057,881
  Accumulated deficit                        (99,359,128)    (87,633,118)
  Accumulated other comprehensive loss           (93,625)       (196,649)
                                             ___________    ____________
Total shareholders' equity                    42,301,548      53,228,114
                                             ___________    ____________
Total liabilities and shareholders' equity   $52,362,716    $ 58,940,812
                                             ===========    ============
See accompanying notes.

                             NEOPATH, INC.

                        STATEMENTS OF OPERATIONS
                               (Unaudited)


                            Three months ended           Six months ended
                                 June 30,                   June 30,
                     _____________ ______________   ____________ _____________
                         1998            1997            1998         1997

Revenues             $  4,308,465    $  2,240,505   $  7,871,156   $  4,475,057
Cost of revenues        2,371,840         967,928      4,412,600      2,045,440
                     ____________    ____________   ____________   ____________
  Gross margin          1,936,625       1,272,577      3,458,556      2,429,617


Operating expenses:
  Research and
    development         2,911,427       3,922,646      5,957,243      8,309,502
  Selling, general and
    administrative      5,329,589       4,708,514      9,835,832      8,404,185
                     ____________    ____________   ____________    ___________
                        8,241,016       8,631,160     15,793,075     16,713,687
                     ____________    ____________   ____________    ___________

Loss from operations   (6,304,391)     (7,358,583)   (12,334,519)   (14,284,070)

Interest income           267,302         673,609        633,076      1,419,275
Interest expense          (15,288)         (8,125)       (24,567)       (14,610)
                     ____________    ____________    ___________    ___________
Net loss              $(6,052,377)   $ (6,693,099)  $(11,726,010)  $(12,879,405)
                     ============    ============   ============   ============

Basic and diluted net
  loss per share      $     (0.42)   $      (0.47)  $      (0.81)  $      (0.92)
                     ============    ============   ============   ============

Weighted average
  common shares
  outstanding          14,468,686      14,277,067     14,442,269     14,024,351
                     ============    ============   ============   ============

See accompanying notes.

                                   NEOPATH, INC.

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six months ended
                                                          June 30,
                                               _______________________________
                                                     1998            1997
                                               _______________   _____________
Operating activities
Net loss                                       $ (11,726,010)    $ (12,879,405)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                  2,790,942         1,623,844
    Deferred compensation                                 --            74,246
    Accrued interest on securities
      available-for-sale                             360,694           756,975
    Net change in operating accounts:
      Accounts receivable                         (1,008,775)         (681,888)
      Inventories and fee-per-use systems         (1,474,927)       (5,358,568)
      Accounts payable and accrued liabilities      (493,392)        1,482,984
      Other                                         (922,894)         (234,169)
                                              ______________     _____________
Net cash used in operating activities            (12,474,362)      (15,215,981)

Investing activities
Purchases of securities available-for-sale          (202,310)       (5,349,511)
Maturities of securities available-for-sale       12,934,765        18,622,760
Purchase of Pathfinder System product line                --        (2,542,917)
Additions to property and equipment                 (531,042)         (590,057)
Other                                                     --            (2,546)
                                              ______________     _____________
Net cash provided by investing activities         12,201,413        10,137,729

Financing activities
Proceeds from note payable to bank                 4,950,000                --
Exercise of stock options and warrants                76,660         3,734,838
Principal payments on obligations under
  capital leases                                     (37,656)          (39,768)
                                              ______________     _____________
Net cash provided by financing activities          4,989,004         3,695,070
                                              ______________     _____________

Net increase (decrease) in cash and
  cash equivalents                                 4,716,055        (1,383,182)
Cash and cash equivalents:
  Beginning of period                              3,308,970         7,871,401
                                              ______________     _____________
  End of period                                $   8,025,025     $   6,488,219
                                              ==============     =============

Noncash transactions and supplemental
  disclosures
Inventories reclassified to fee-per-use
  systems, net                                 $     441,736     $   1,342,619
Inventories reclassified to property
  and equipment                                      137,713         1,101,818

See accompanying notes.

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared by NeoPath, Inc. ("NeoPath" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997.

Note 2 - Revenue Recognition

       The Company recognizes AutoPap(R) System fee-per-use revenues based on the number of customer slides processed, generally subject to agreed-upon minimum processing levels or minimum rental payments, beginning in the month an AutoPap System is initially placed in commercial use at the customer site. Sales of AutoPap and Pathfinder Systems are recognized at date of shipment.

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

     Components of comprehensive net loss are as follows:

                                  Three months ended June 30,
                                ___________________________________
                                      1998                1997
                                _______________     _______________
     Net loss                    $   (6,052,377)     $   (6,693,099)
     Unrealized gain on
       securities available-
       for-sale                          41,507             264,238
                                 ______________      ______________
     Comprehensive net loss      $   (6,010,870)     $   (6,428,861)
                                 ==============      ==============

                                     Six months ended June 30,
                                 __________________________________
                                       1998               1997
                                 ______________      ______________
     Net loss                    $  (11,726,010)     $  (12,879,405)
     Unrealized gain on
       securities available-
       for-sale                         103,024              64,074
                                 ______________      ______________
     Comprehensive net loss      $  (11,622,986)     $  (12,815,331)
                                 ==============      ==============

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

Note 4 - Inventories

     Inventories consist of the following:

                              June 30, 1998      December 31, 1997
                           ________________      _________________
     Raw materials         $   3,394,052         $   3,819,830
     Work-in-process           1,811,255             1,061,900
     Finished goods            3,211,919             2,632,271
                           ________________      _________________
                           $   8,417,226         $   7,514,001
                           ================      =================

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

Note 6 - Note Payable to Bank

     In April 1998, NeoPath entered into a loan agreement with a bank whereby the Company may borrow up to $10 million through June 1999. The bank debt is secured by substantially all of NeoPath's assets, excluding intellectual property, and amounts are repaid over 24 months from the date of each drawdown. In addition, NeoPath must comply with certain financial covenants.

     Borrowings under this agreement bear interest at the bank's prime rate plus 1 percent per annum (9.5% at June 30, 1998). The balance outstanding at June 30, 1998 was $4,950,000, of which $2,357,988 was classified as due within one year.

Note 7 -  Litigation

        On July 15, 1996, Neuromedical Systems, Inc. ("Neuromedical") filed a lawsuit against NeoPath, Inc. in the
United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against NeoPath. The parties have agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. This lawsuit is still in the discovery stage and a trial date has not been set. The Company continues to believe it has a strong position in this action and will defend itself vigorously.

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which was denied by the court in April 1998. The first lawsuit is scheduled for trial in the autumn of 1998, and the second lawsuit is currently in the discovery stage.

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

     In 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first product, the AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC"). In early 1996, the Health Care Financing Administration (the "HCFA") officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that had been initially screened by cytologists and classified as normal. The HCFA decision allowed AutoPap QCs to be used in determining which slides will be rescreened under the federally mandated rescreening requirement.

     NeoPath's  second  product is the AutoPap Primary  Screening
System (the "AutoPap Screener" and, in combination with the AutoPap QC, the "AutoPap System"). The AutoPap Screener utilizes the same hardware components as the AutoPap QC; however, it uses enhanced software, including additional cell-classification algorithms. During 1997, NeoPath completed a prospective intended-use clinical study to evaluate the performance of the AutoPap Screener as a primary screening system. This study included analysis of more than 25,000 Pap smear slides at five clinical laboratories in the United States and Canada. In August 1997, NeoPath submitted the results of the study in an amendment to its pending PreMarket Approval ("PMA") Supplement to the FDA, for use of the AutoPap Screener as a primary screener of Pap smear slides. In January 1998, the Hematology and Pathology Devices Advisory Panel of the FDA (the "Panel") unanimously recommended that the FDA approve, the supplement to NeoPath's PMA submission. On May 5, 1998, the FDA followed the Panel's recommendation and approved the AutoPap Screener for use as a primary Pap smear screener. As approved by the FDA, the AutoPap Screener demonstrates a statistically significant increase in identifying disease when compared to current practice.

     NeoPath's Pathfinder System provides improved productivity and quality assurance in the clinical cytology laboratory by computerizing the cytotechnologists' microscopes, thereby helping to eliminate screening errors and facilitating critical cell identification in applications such as Pap smear screening.

Results of Operations

(in thousands)           June 30, 1998      Change      June 30, 1997
_____________________________________________________________________

Revenues:

  Three months ended         $4,308         $2,067          $2,241
                                               92%

  Six months ended           $7,871         $3,396          $4,475
                                               76%

     The Company recognizes revenue on either a sale or fee-per-use basis (subject to certain license agreements, lease contracts, and minimum payments on fee-per-use contracts). Under its fee-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide analyzed.

      The AutoPap Screener is the only FDA-approved system for primary screening of Pap smears. In June 1998, NeoPath implemented a strategy to take advantage of this competitive opportunity by offering AutoPap Screeners to customers with initial fee-per-use pricing in line with existing laboratory economics. Per-slide pricing is designed to increase during the contract period to reflect increases in third-party reimbursement levels. NeoPath will also continue to offer traditional, fixed price fee-per-use contracts.

     NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, will increase the Company's revenue potential in the remainder of 1998 and beyond. In early 1998, NeoPath formed a five-person team to work with third-party insurers and managed care organizations to establish and/or improve third-party reimbursement levels for the AutoPap
System.   These  reimbursement specialists  are  working  closely
with  NeoPath's  field  sales  personnel  throughout  the  United
States.   Effective January 1, 1998, revised  Physicians' Current
Procedural Terminology ("CPT") codes (established by the American Medical Association) became effective for the AutoPap QC. CPT codes are a universal system used by physicians and clinical
laboratories   to   identify   specific  procedures  when billing
insurers for their services. The Company believes that new CPT codes which address utilization of the AutoPap as a primary Pap smear screener will be published for implementation on January 1, 1999. In the interim, the Company's reimbursement team has been
working   with  initial  primary  screening  customers  to obtain
reimbursement when using the AutoPap System.

     The majority of AutoPap Systems placed in the United States are under fee-per-use contracts, while international placements have been primarily sales transactions. Approximately 78 percent of second quarter 1998 revenues resulted from worldwide AutoPap System sales and upgrades of previously installed AutoPap QCs to enable operation as AutoPap Primary Screening Systems. For the six-month period, approximately 73 percent of total revenues were attributable to AutoPap System sales and upgrades. The remaining revenues represented fee-per-use contract billings and Pathfinder System sales. Pathfinder System sales accounted for less than 5 percent of total revenues in the first half of 1998.

     The Company anticipates that future AutoPap System placements will continue to consist of both fee-per-use and sale contracts. However, because an AutoPap sale results in NeoPath's immediate recognition of product revenue (while a fee-per-use contract provides lower initial revenues but generally extends over several years) the Company expects that near-term AutoPap System sale transactions will account for a higher percentage of total revenues than will the fee-per-use program. The sales mix may vary as product features and markets mature, and as third-part reimbursement policies change.

     During the second quarter of 1998, NeoPath placed AutoPap Primary Screening Systems in Taiwan, which represents the fourth country in Asia to accept AutoPap technology. NeoPath's AutoPap Systems are also processing slides in Japan, China (Hong Kong), and Korea, as well as locations in Europe and Australia. Year-to-
date   AutoPap   revenues  included  additional  AutoPap   System
placements  in  Hong  Kong  and  Japan.   Virtually  all  of  the
Company's international product placements have been denominated in U.S. dollars; however, future product revenues may include customer contracts subject to foreign exchange rate fluctuations. Approximately 31 percent of NeoPath's revenues in the second quarter of 1998 represented sales to customers outside of the United States, compared to approximately 67 percent in the same period in 1997. For the six months ended June 30, international
revenues   accounted  for  approximately  27  percent  of   total
revenues, compared to 69 percent for the same period in 1997.

                                     Percentage                     Percentage
(in thousands)      June 30,1998     of Revenues    June 30, 1997   of Revenues
_______________________________________________________________________________

Cost of revenues:

  Three months ended    $2,372            55%            $968           43%

  Six months ended      $4,413            56%          $2,045           46%

Gross margin:

  Three months ended    $1,937            45%          $1,273           57%

  Six months ended      $3,459            44%          $2,430           54%

     The Company's year-to-date gross margin reflects discounts and incentives included in AutoPap QC pricing in the first quarter as customers anticipated the FDA's approval of the AutoPap Screener. Pricing incentives continued into the second quarter as initial primary screening placements were made. The change in gross margin from the prior year was also attributable to 1997 international sales under a distribution agreement with higher initial AutoPap System pricing in comparison to 1998.

     Gross margin is expected to fluctuate depending on the mix of fee-per-use revenues, AutoPap System sales, upgrades, and other revenues, as well as sales incentive programs that may be offered. The continued development of the manufacturing, service and support functions, as well as overall production levels, are also expected to contribute to fluctuations in gross margin. Therefore, the Company's historic gross margins are not necessarily indicative of future gross margins.

(in thousands)           June 30, 1998    Change     June 30,1997
_________________________________________________________________

Research and development:

  Three months ended        $2,911       $(1,012)        $3,923
                                            (26%)

  Six months ended          $5,957       $(2,353)        $8,310
                                            (28%)

     The Company incurred higher research and development costs in 1997 due primarily to NeoPath's AutoPap Screener clinical study which was completed in 1997.

(in thousands)         June 30, 1998     Change     June 30, 1997
_________________________________________________________________

Selling, general
  and administrative:

  Three months ended        $5,330        $621          $4,709
                                           13%

  Six months ended          $9,836      $1,432          $8,404
                                           17%

     Selling, general and administrative expenses increased from the prior year due primarily to continued investment in significant new sales and marketing initiatives, including the market launch of the AutoPap Screener, as well as expansion of the sales and reimbursement team in 1998. Costs in the first half of 1998 also included the amortization of the allocated purchase price and integration of the Pathfinder System product line acquired in June 1997.

(in thousands)        June 30, 1998      Change     June 30, 1997
_________________________________________________________________

Interest income:

  Three months ended       $267          $(407)          $674
                                          (60%)

  Six months ended         $633          $(786)        $1,419
                                          (55%)

     The decrease in interest income in 1998 was due to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had $20.4 million in cash, cash equivalents, and securities available-for-sale, compared to $28.7 million as of December 31, 1997. The decrease was a result of cash used in the Company's operations for the six months ended June 30, 1998, offset by approximately $5 million in cash obtained from drawing down the first tranche of the Company's new $10 million debt facility. The Company's cash used in operating activities was $12.5 million and $15.2 million in the six months ended June 30, 1998 and 1997, respectively. The Company expended cash for property and equipment, excluding AutoPap Systems reclassified to either fee-per-use systems or reclassified to property and equipment, of $531,000 and $590,000 in the six months ended June 30, 1998 and 1997, respectively.

     The Company expects negative cash flow from operations to continue at least through early 1999 as it manufactures AutoPap Systems to support fee-per-use product placements, continues to expand its marketing, sales, and customer service and support capabilities, continues its research and development activities and conducts and analyzes data from clinical or pre-clinical studies. The Company has obtained a bank financing facility to borrow up to $10 million based on current and future fee-per-use AutoPap Systems placed at customer sites, of which $5 million remains available through June 1999. The Company currently estimates that its existing cash resources and established financing facility will enable it to sustain operations for at least the next twelve months. There can be no assurance, however, that the Company will not be required to seek additional cash in the form of either debt or equity at an earlier date. The Company's future capital requirements will depend on many factors, including the extent and rate of adoption of the AutoPap Screener; the increased market acceptance of the Company's fee-per-use programs; the mix of fee-per-use and sale placements; the market acceptance of the Pathfinder System; the extent and rate of development of the Company's marketing, sales, and customer service and support capabilities; and the status of competing products. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders will experience dilution. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its manufacturing, research and development or clinical programs.

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

Forward-Looking Statements

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following: market acceptance of the Company's products, marketing and sales programs; dependence on reimbursement; product and manufacturing regulatory approvals; the Company's limited marketing, sales, customer service and support capabilities; uncertainties relating to international transactions; potential need for additional capital; the Company's sole or limited source of supply of certain components; the status of competing products; dependence on single product line; product liability; dependence on patents and property rights; and the risk of third-party claims of infringement. For a more detailed discussion of these and other factors, see "Factors Affecting Future Results and Forward-Looking Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1997.

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

     Not applicable.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

        On July 15, 1996, Neuromedical Systems, Inc. ("Neuromedical") filed a lawsuit against NeoPath, Inc. in the
United States District Court for the Southern District of New York. The complaint alleges patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against NeoPath. The parties have agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. This lawsuit is still in the discovery stage and a trial date has not been set. The Company continues to believe it has a strong position in this action and will defend itself vigorously.

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which was denied by the court in April 1998. The first lawsuit is scheduled for trial in the autumn of 1998, and the second lawsuit is currently in the discovery stage.


Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held on May
21, 1998 (the "Annual Meeting"), the following individuals were elected to the Board of Directors:

                                 For           Withheld Authority
                                 ___           __________________
     Class 1 Directors
     _________________
     Alan C. Nelson            11,819,885            202,454
     Thomas A. Bonfiglio       11,820,511            201,828

     The following proposal was approved at  the Company's Annual
Meeting:

                                       For        Against      Abstained
                                       ___        _______      _________
     Amendment of the NeoPath,
     Inc. 1989 Restated Stock
     Option Plan (the "1989
     Plan") authorizing the
     issuance of an additional
     720,000 shares of Common
     Stock upon exercise of
     options under the 1989 Plan   10,942,419    1,011,252      68,668

     Total shares represented but unvoted on the above proposal:  -0-

     In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, no later than 60 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after March 2, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No.     Description
     ___________     ___________

     27              Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
June 30, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NeoPath, Inc.


Date:  August 10, 1998             By:  /s/ ALAN C. NELSON
                                        ______________________
                                   Alan C. Nelson
                                   President, CEO and Chairman


                                   By:  /s/ ROBERT C. BATEMAN
                                        _____________________
                                   Robert C. Bateman
                                   Vice President and Chief Financial Officer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS



     Exhibit No.     Description
     ___________     ___________

     27              Financial Data Schedule