Form 10-Q
period 1998-09-30
NEOPATH INC
filed 1998-11-16
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1998
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
       For the transition period from _________________ to
                        _________________

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
       Class                     Outstanding at November 2, 1998
(Common stock, $.01 par value)            14,499,552

                          NEOPATH, INC.

                 QUARTERLY  REPORT ON FORM 10-Q

                        TABLE OF CONTENTS



Part I FINANCIAL INFORMATION

                                                         Page
                                                         ____

Item 1.   Financial Statements                             1

          Balance Sheets -- September 30, 1998
          (unaudited) and December 31, 1997

          Statements of Operations (unaudited) --
          for the three months and nine months
          ended September 30, 1998 and 1997

          Statements of Cash Flows (unaudited) --
          for the nine months ended
          September 30, 1998 and 1997

          Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                               13


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings                               14

Item 6.   Exhibits and Reports on Form  8-K               14


Signatures                                                15

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                              NEOPATH, INC.

                             BALANCE SHEETS


                                         September 30,      December 31,
                                             1998               1997
                                         _____________      ____________
                                          (Unaudited)
Assets

Current assets:
  Cash and cash equivalents            $   4,095,567      $    3,308,970
  Securities available-for-sale           10,529,485          25,409,633
  Accounts receivable, net                 3,690,846           3,863,818
  Inventories                              9,683,961           7,514,001
  Other current assets                       406,563             187,147
                                       _____________      ______________
Total current assets                      28,406,422          40,283,569

Fee-per-use systems, net                   8,127,596           8,564,189
Property and equipment, net                4,519,375           5,979,849
Intangible assets, net                     3,304,595           3,383,925
Deposits and other assets                  1,302,608             729,280
                                       _____________      ______________
Total assets                           $  45,660,596      $   58,940,812
                                       =============      ==============

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                     $   2,156,651      $    2,173,179
  Salaries and wages payable               1,769,738           2,357,045
  Customer deposits                          341,768             431,877
  Other accrued liabilities                  841,913             567,759
  Current portion of long-term
    obligations                            2,547,290              80,966
                                       _____________      ______________
Total current liabilities                  7,657,360           5,610,826

Long-term obligations, less current
  portion                                  1,895,028             101,872

Shareholders' equity:
  Common stock                           141,834,782         141,057,881
  Accumulated deficit                   (105,750,743)        (87,633,118)
  Accumulated other comprehensive
    income (loss)                             24,169            (196,649)
                                       _____________      ______________
Total shareholders' equity                36,108,208          53,228,114
                                       _____________      ______________
Total liabilities and shareholders'
  equity                               $  45,660,596      $   58,940,812
                                       =============      ==============
See accompanying notes.

                                        NEOPATH, INC.

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                          Three months ended               Nine months ended
                             September 30,                   September 30,
                      ___________________________   __________________________
                          1998           1997           1998          1997
                      ____________   ____________   ____________  ____________

Revenues              $  1,873,850   $  3,109,044   $  9,745,006  $  7,584,101
Cost of revenues         1,154,404      1,230,849      5,567,004     3,276,289
                      ____________   ____________   ____________  ____________
  Gross margin             719,446      1,878,195      4,178,002     4,307,812


Operating expenses:
   Research and
     development         2,800,913      3,109,225      8,758,156    11,418,727
   Selling, general and
     administrative      4,391,252      5,231,003     14,227,084    13,635,188
                      ____________   ____________   ____________  ____________
                         7,192,165      8,340,228     22,985,240    25,053,915
                      ____________   ____________   ____________  ____________

Loss from operations    (6,472,719)    (6,462,033)   (18,807,238)  (20,746,103)

Interest income            202,107        537,724        835,183     1,956,999
Interest expense          (121,003)       (14,540)      (145,570)      (29,150)
                      ____________   ____________   ____________  ____________
Net Loss              $ (6,391,615)  $ (5,938,849)  $(18,117,625) $(18,818,254)
                      ============   ============   ============  ============
Basic and diluted
  net loss per share  $      (0.44)  $      (0.41)  $      (1.25) $      (1.33)
                      ============   ============   ============  ============

Weighted average
  common shares
  outstanding           14,486,627     14,358,144     14,457,055    14,135,615
                      ============   ============   ============  ============

See accompanying notes.

                                 NEOPATH, INC.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine months ended
                                                      September 30,
                                             _________________________________
                                                   1998                1997
                                             ________________   ______________

Operating activities
Net loss                                     $  (18,117,625)    $  (18,818,254)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                  4,255,232          2,901,103
   Deferred compensation                                 --             74,246
   Accrued interest on securities
     available-for-sale                             421,312            917,863
   Net change in operating accounts:
     Accounts receivable                            172,972         (2,703,273)
     Inventories and fee-per-use systems         (3,321,579)        (7,151,457)
     Accounts payable and accrued liabilities      (289,140)         1,361,189
     Other                                         (779,029)          (523,703)
                                             ______________      _____________
Net cash used in operating activities           (17,657,857)       (23,942,286)

Investing activities
Purchases of securities available-for-sale         (792,721)        (5,349,511)
Maturities of securities available-for-sale      15,472,375         23,624,921
Purchase of Pathfinder System product line               --         (2,696,114)
Additions to property and equipment                (591,653)          (758,679)
Other                                                    --             (4,163)
                                             ______________     ______________
Net cash provided by investing activities        14,088,001         14,816,454

Financing activities
Proceeds from note payable to bank                4,950,000                 --
Exercise of stock options and warrants               96,973          3,901,601
Principal payments on long-term obligations        (690,520)           (58,091)
                                             ______________     ______________
Net cash provided by financing activities         4,356,453          3,843,510
                                             ______________     ______________

Net increase (decrease) in cash and
  cash equivalents                                  786,597         (5,282,322)
Cash and cash equivalents:
  Beginning of period                             3,308,970          7,871,401
                                             ______________     ______________
  End of period                              $    4,095,567     $    2,589,079
                                             ==============     ==============

Noncash transactions and supplemental
  disclosures
Inventories reclassified to fee-per-use
  systems, net                               $    1,156,785     $    3,083,867
Inventories reclassified to property
  and equipment, net                                (30,444)         1,579,191

See accompanying notes.

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited financial statements have been prepared by NeoPath, Inc. ("NeoPath" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997.

Note 2 - Revenue Recognition

       The Company recognizes AutoPap(R) System fee-per-use revenues based on the number of customer slides processed, beginning in the month an AutoPap System is initially placed in commercial use at the customer site. Certain fee-per-use contracts are subject to agreed-upon minimum processing levels or minimum rental payments. Sales of AutoPap and Pathfinder Systems are generally recognized at date of shipment.

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

     Components of comprehensive net loss are as follows:

                                    Three months ended September 30,
                              ___________________________________________
                                          1998                   1997
                              ___________________________________________

     Net loss                       $   (6,391,615)       $   (5,938,849)
     Unrealized gain
       on securities
       available-for-sale                  117,794               200,849
                              ___________________________________________

     Comprehensive net loss         $   (6,273,821)       $   (5,738,000)
                              ===========================================

                                     Nine months ended September 30,
                              ___________________________________________
                                          1998                   1997
                              ___________________________________________
     Net loss                       $  (18,117,625)       $  (18,818,254)
     Unrealized gain
       on securities
       available-for-sale                  220,818               264,923
                              ___________________________________________
     Comprehensive net loss         $  (17,896,807)       $  (18,553,331)
                              ===========================================

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

Note 4 - Inventories

     Inventories consist of the following:

                            September 30, 1998       December 31, 1997
                          ____________________________________________
     Raw materials           $   2,861,105             $   3,819,830
     Work-in-process             1,614,234                 1,061,900
     Finished goods              5,208,622                 2,632,271
                          ____________________________________________
                             $   9,683,961             $   7,514,001
                          ============================================

      The increase in finished goods inventories as of September 30, 1998 was attibutable to NeoPath's manufacturing AutoPap Systems in anticipation of significant customer contracts. The balance decreased significantly in October 1998 as AutoPap Systems were shipped to fee-per-use customers and inventory costs were reclassified to fee-per-use systems, a long-term asset category.

Note 5 - Purchase of Pathfinder System Product Line

     NeoPath acquired the Pathfinder System product line in June 1997 for an initial purchase price of $4.1 million. The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and 48,564 shares of NeoPath common stock. In addition, certain shares of NeoPath common stock were issued and were held in escrow contingent upon certain specific technology decisions to be made within one year of closing. In April 1998 the Company released the remaining shares held in escrow, consisting of approximately 42,000 shares of NeoPath common stock, resulting in recognition of an additional $550,000 in intangible assets that are amortized over the remaining five-year amortization term established in June 1997.

Note 6 - Note Payable to Bank

     In April 1998, NeoPath entered into a loan agreement with a bank pursuant to which the Company may borrow up to $10 million through June 1999. The bank debt is secured by substantially all of NeoPath's assets, excluding intellectual property, and amounts are repaid over 24 months from the date of each drawdown. In addition, NeoPath must comply with certain financial covenants.

     Borrowings under this agreement bear interest at the bank's prime rate plus 1 percent per annum (9.5% at September 30, 1998).
The balance outstanding at September 30, 1998 was $4,332,381, of which $2,475,000 was classified as due within one year.

Note 7 -  Litigation

        On July 15, 1996, Neuromedical Systems, Inc. ("Neuromedical") filed a lawsuit against NeoPath, Inc. in the
United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against NeoPath. The parties have agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. This lawsuit is still in the discovery stage and a trial date has not been set. The Company continues to believe it has a strong position in this action and will defend itself vigorously.

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which was denied by the court in April 1998. In October 1998, Neuromedical filed another motion for summary judgment for which the judge has not yet rendered a decision. The first lawsuit is currently scheduled for trial in 1999, and the second lawsuit is currently in the discovery stage.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Overview

     NeoPath, Inc. ("NeoPath" or the "Company") develops and markets visual intelligence technology to increase accuracy in medical testing. NeoPath's current products include (i) two automated screening systems that integrate proprietary high-speed morpho-computers, video imaging technology and sophisticated visual intelligence software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide for the early detection of cervical cancer and (ii) the Pathfinder(R) System product line acquired in 1997.

     In 1995, the United States Food and Drug Administration (the "FDA") cleared for commercial use the Company's first automated screening product, the AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC"). In early 1996, the Health Care Financing Administration ("HCFA") officially allowed clinical laboratories to use the AutoPap QC in the quality control review of Pap smear slides that had been initially screened by cytologists and classified as normal. The HCFA decision allowed AutoPap QCs to be used in determining which slides will be rescreened under the federally mandated rescreening requirement.

     NeoPath's second automated screening product is the  AutoPap
Primary   Screening  System  (the  "AutoPap  Screener"  and,   in
combination with the AutoPap QC, the "AutoPap System"). The AutoPap Screener uses the same hardware components as the AutoPap QC; however, it uses enhanced software, including additional cell-classification algorithms. During 1997, NeoPath completed a
prospective   intended-use  clinical  study   to   evaluate   the
performance  of  the  AutoPap Screener  as  a  primary  screening
system.   This  study included analysis of more than  25,000  Pap
smear slides at five clinical laboratories in the United States and Canada. In August 1997, NeoPath submitted the results of the
study   in   an  amendment  to  its  pending  PreMarket  Approval
Supplement to the FDA, which requested approval of the AutoPap Screener as a primary screener of Pap smear slides. In January 1998, the Hematology and Pathology Devices Advisory Panel of the FDA unanimously recommended that the FDA approve the supplement to NeoPath's submission. On May 5, 1998, the FDA followed the panel's recommendation and approved the AutoPap Screener for use as a primary Pap smear screener. As approved by the FDA, the
AutoPap   Screener   demonstrates  a  statistically   significant
increase in identifying disease when compared to current manual practice.

     In October 1998, HCFA notified NeoPath that the slides designated by the AutoPap Screener as "No Further Review" are not subject to the manual random quality control rescreening of negative cases required by current rules and regulations. This decision eliminates laboratory workflow uncertainty and supports the effectiveness of the AutoPap Screener.

     NeoPath's Pathfinder System provides improved productivity and quality assurance in clinical cytology laboratories by computerizing cytotechnologists' microscopes, thereby helping to eliminate manual screening errors and facilitating critical cell identification in applications such as Pap smear screening.

Results of Operations

($ amounts in thousands)    September 30, 1998     Change    September 30, 1997
_______________________________________________________________________________

Revenues:

  Three months ended              $1,874          $(1,235)         $3,109
                                                     (40%)

  Nine months ended               $9,745           $2,161          $7,584
                                                      28%

     The Company recognizes revenue on either a sale or fee-per-use basis (subject to certain license agreements, lease contracts, and minimum payments on fee-per-use contracts). Under its fee-per-use program, the Company retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide analyzed. The reduction in revenues from the third quarter of the prior year was a result of lower AutoPap System sales, particularly in Asian markets. On a year-to-date basis, higher fee-per-use and sale revenues were reported in 1998 in comparison to the nine months ended September 30, 1997.

      The AutoPap Screener is the only FDA-approved system for automated primary screening of Pap smears. NeoPath has implemented a strategy to take advantage of this competitive opportunity by offering AutoPap Screeners to customers with initial fee-per-use pricing in line with existing laboratory economics. Per-slide pricing is designed to increase during the contract period to reflect expected increases in third-party reimbursement levels. NeoPath will also continue to offer traditional, fixed price fee-per-use contracts.

      In October 1998, NeoPath announced an agreement with SmithKline Beecham Clinical Laboratories ("SmithKline") pursuant to which SmithKline has agreed to adopt the AutoPap Screener throughout its domestic laboratory organization. This four-year contract is intended to enable SmithKline to process 100 percent of its Pap smear volume on AutoPap Screeners. At current AutoPap processing rates, NeoPath estimates that SmithKline may require up to 125 AutoPap Screeners to process its nationwide volume of Pap smears under contract. NeoPath has upgraded the AutoPap QCs at SmithKline's laboratories in St. Louis and Atlanta, and in October 1998 NeoPath began shipping AutoPap Screeners to
additional   SmithKline  sites  under  the  national   agreement.
SmithKline is one of the three largest clinical laboratory companies in the United States.

     Also in October 1998, NeoPath announced a national agreement with Kaiser Permanente ("Kaiser"), which is the largest non-profit group health plan in the United States. The Kaiser national agreement allows Kaiser and affiliated entities to purchase AutoPap Screeners during the two-year term of the agreement, with additional annual service and licensing fees due over four years. At current AutoPap processing rates, NeoPath estimates that Kaiser may potentially order up to 35 AutoPap Screeners to process its nationwide volume of Pap smears. The timing of specific purchase orders -- and related AutoPap Screener shipments -- is subject to the adoption plans of Kaiser laboratories and affiliates.

     NeoPath   believes   that  the  national   agreements   with
SmithKline and Kaiser represent significant milestones for the Company.

     The majority of AutoPap Systems in the United States were placed under multi-year fee-per-use contracts, while international placements have been primarily sale transactions. The Company anticipates that, with the exception of the Kaiser agreement, future AutoPap System placements in the United States will consist primarily of multi-year fee-per-use contracts such as the national agreement signed with SmithKline. However, because an AutoPap sale results in NeoPath's immediate recognition of product revenue (while a fee-per-use contract provides lower initial revenues but generally extends over several years) near-term AutoPap System sale transactions may account for a higher percentage of total revenues than will the fee-per-use program. International product placements are expected to continue to consist primarily of AutoPap sales.

     As a result of increased orders, NeoPath has begun increasing its AutoPap production rate. NeoPath's manufacturing process consists primarily of final assembly and test; therefore, initial capacity constraints relate primarily to lead time associated with component parts from suppliers. NeoPath maintains excellent relations with its suppliers and is working closely with them to meet increasing AutoPap demand.

     Approximately 45 percent of third quarter 1998 revenues resulted from AutoPap System sales and upgrades of previously installed AutoPap QCs to enable operation as AutoPap Screeners. This compares to approximately 66 percent in the third quarter of 1997. For each of the nine-month periods ended September 30, 1998 and 1997, approximately 67 percent of total revenues were attributable to AutoPap System sales and upgrades. The remaining revenues represented fee-per-use contract billings and Pathfinder System sales. Pathfinder System sales accounted for less than 3 percent of total revenues in each of the nine-month periods.

     NeoPath's AutoPap technology is now available at commercial laboratories in Taiwan, Japan, China (Hong Kong), Korea, Australia, and in Europe. Year-to-date 1998 AutoPap revenues included additional AutoPap System placements in Taiwan, Hong Kong and Japan. The Company's international product placements have primarily been denominated in U.S. dollars; however, future product revenues may be subject to foreign exchange rate fluctuations. Approximately 5 percent of NeoPath's revenues in the third quarter of 1998 represented sales to customers outside of the United States, compared to approximately 45 percent in the same period in 1997. For the nine months ended September 30, 1998, international revenues accounted for approximately 23 percent of total revenues, compared to 59 percent for the same period in 1997.

     NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, will increase the Company's future revenues. In early 1998, NeoPath established a reimbursement team to work with third-party insurers and managed care organizations to establish and/or improve third-party reimbursement levels for the AutoPap System. These reimbursement specialists work closely with NeoPath's field sales personnel throughout the United States. Effective January 1, 1998, revised Physicians' Current Procedural Terminology ("CPT") codes (established by the American Medical Association) became effective for the AutoPap QC. CPT codes are a standardized system used by physicians and clinical laboratories to identify specific procedures when billing insurers for their services. New CPT codes that address utilization of the new AutoPap Primary Screener will be available on January 1, 1999. In the interim, NeoPath's reimbursement team is working with AutoPap System customers to help them obtain third-party reimbursement by utilizing "miscellaneous" CPT codes. AutoPap customers should experience decreased administrative burden after the new codes become available on January 1, 1999.

($ amounts in        September 30,    Percentage     September 30,   Percentage
thousands)               1998         of Revenues        1997        of Revenues
________________________________________________________________________________

Cost of revenues:

  Three months ended    $1,154            62%           $1,231           40%

  Nine months ended     $5,567            57%           $3,276           43%

Gross margin:

  Three months ended      $719            38%           $1,878           60%

  Nine months ended     $4,178            43%           $4,308           57%

     The decrease in gross margin percentages in 1998 was due primarily to the mix of fee-per-use and sale revenues between the
periods.   Fee-per-use  revenues in the periods  included  lower-
margin initial AutoPap QC placements. The Company's 1998 year-to-date gross margin also reflects discounts and incentives included in AutoPap QC sale pricing in the first half of the year as customers anticipated the FDA's approval of the AutoPap Screener
as   well  as  pricing  incentives  offered  as  initial  primary screening placements were made. The change in gross margin from the prior year was also attributable to 1997 international sales under a distribution agreement with higher initial AutoPap System pricing in comparison to 1998. The gross margin percentage is expected to increase in the future as NeoPath places AutoPap Screeners under contracts with improved average per-slide pricing
compared  to  the  prior  AutoPap  QC  installed  base.   Primary
screening systems are expected to process a greater number of slides, on average, than the prior installed base of AutoPap QC Systems, which is also expected to improve the gross margin percentage.

     Gross margin may fluctuate depending on the mix of fee-per-use revenues, AutoPap System sales, upgrades, and other revenues, as well as initial pricing of fee-per-use contracts and other sales incentive programs that may be offered. The continued development of the manufacturing, service and support functions, as well as overall production levels, are also expected to contribute to fluctuations in gross margin. Therefore, the Company's historic gross margins are not necessarily indicative of future gross margins.


($ amounts in thousands)    September 30, 1998    Change     September 30, 1997
________________________________________________________________________________

Research and development:

  Three months ended               $2,801         $(308)            $3,109
                                                   (10%)

  Nine months ended                $8,758       $(2,661)           $11,419
                                                   (23%)

     The Company incurred higher research and development costs in 1997 due primarily to NeoPath's AutoPap Screener clinical study, which was completed in 1997.

($ amounts in thousands)    September 30, 1998     Change   September 30, 1997
_______________________________________________________________________________

Selling, general
and administrative:

  Three months ended               $4,391          $(840)         $5,231
                                                    (16%)

  Nine months ended               $14,227           $592         $13,635
                                                      4%

     For the quarter, selling, general and administrative expenses decreased from the prior year primarily as a result of lower overall adminstrative expenses as well as increased allocation of certain costs to inventories due to higher AutoPap production rates. As a result of specific cost control initiatives, NeoPath reduced various sales, marketing, and other expenses during the third quarter of 1998, compared to the first two quarters of 1998.

     For the nine months ended September 30, 1998, selling, general and administrative expenses increased from the prior year due primarily to significant new sales and marketing initiatives in the first half of 1998, including the market launch of the AutoPap Screener, and expansion of the sales and reimbursement team early in 1998. Costs in the first nine months of 1998 also included the amortization of the allocated purchase price and integration of the Pathfinder System product line acquired in June 1997.


($ amounts in thousands)   September 30, 1998     Change   September 30, 1997
______________________________________________________________________________

Interest income:

  Three months ended             $202             $(336)          $538
                                                   (62%)

  Nine months ended              $835           $(1,122)        $1,957
                                                   (57%)

     The decrease in interest income in 1998 was due to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had $14.6 million in cash, cash equivalents, and securities available-for-sale, compared to $28.7 million as of December 31, 1997. The decrease was a result of cash used in the Company's operations for the nine months ended September 30, 1998, offset by $5 million in cash obtained from drawing down the first tranche of the Company's $10 million debt facility (of which NeoPath has repaid $618,000 as of September 30, 1998). The Company's cash used in operating activities was $17.7 million in the nine months ended September 30, 1998 and $23.9 million in the comparable period in 1997. The Company expended cash for property and equipment, excluding AutoPap Systems reclassified to either fee-per-use systems or reclassified to property and equipment, of $592,000 and $759,000 in the nine months ended September 30, 1998 and 1997, respectively.

     NeoPath's fee-per-use business strategy requires a significant investment in the production of AutoPap Systems as well as sufficient resources to meet operating expenses while this recurring revenue stream grows. As a result of NeoPath's reemphasis on the fee-per-use program as its core U.S. product placement strategy, the Company expects negative cash flow from operations to continue into 2000. The Company's current $10 million bank financing facility is based on the manufacturing cost of fee-per-use AutoPap Systems placed at customer sites. NeoPath plans to pursue additional financing options during the next several months and expects that such financing will be based primarily on the contract value of multi-year fee-per-use contracts such as the national agreement with SmithKline. Such contracts represent a series of future cash flows due NeoPath over the term of the contracts. There can be no assurance that the Company will obtain additional cash resources.

     The Company currently estimates that its existing cash resources and established financing facility will enable it to sustain operations for at least the next three quarters. The Company's future capital requirements will depend on many factors, including the extent and rate of adoption of the AutoPap Screener; the increased market acceptance of the Company's fee-per-use programs; the mix of fee-per-use and sale placements; the extent and rate of development of the Company's marketing, sales, and customer service and support capabilities; and the status of competing products. The Company may, from time to time, seek additional funding through public or private financing, including equity financing. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. If additional funds are raised by issuing equity securities, existing shareholders will experience dilution. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its manufacturing, research and development or clinical programs.

Year 2000 Issue

General Description

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal or product computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system errors or failures, and could significantly disrupt normal business activities.

     Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of its internal systems and product software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. To date, the Company has completed its assessment of all internal and product systems that could be significantly affected by the Year 2000. The assessment indicated that certain of the Company's internal and product systems could be affected. However, no significant Year 2000 issues have been identified that cannot be resolved through software or hardware upgrades that are currently available or expected to be available soon. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue as it relates to the Company's internal systems and products can be effectively mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on NeoPath's and its customers' operations.

     In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

Timetable and Cost

     The Company will utilize existing internal resources to reprogram or replace, test, and implement the internal systems and product software and certain hardware modifications necessary for Year 2000 compliance. The total cost of the Year 2000 project is not expected to be material. The project is estimated to be completed by mid-1999.

Third Parties

     The Company has queried its significant suppliers and subcontractors as to their Year 2000 compliance status. To date, the Company is not aware of any external agent with Year 2000 problems that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The Company cannot determine the effect of non-compliance by external agents.

Contingency Plans and Risk

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program or in the event that its external agents are not Year 2000 ready. The Company plans to evaluate the status of its own Year 2000 program in the first quarter of 1999 and determine whether such a plan is necessary.

     NeoPath management believes it has an effective program in place to resolve the Year 2000 issues within its control in a timely manner. The Company believes that with modifications to NeoPath's products, existing internal software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if the Company or external agents do not make necessary modifications and conversions, or do not complete them on time, the Year 2000 Issue could disrupt NeoPath's operations and materially affect its business, financial condition, and results of operations.

Forward-Looking Statements

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following: specific timing of customer orders under national agreements, including the agreements with SmithKline and Kaiser; market acceptance of the Company's products, marketing and sales programs; availability of adequate reimbursement for customers; product and manufacturing regulatory approvals; the Company's limited marketing, sales, customer service and support capabilities; uncertainties relating to international transactions; availability of additional capital; the Company's sole or limited source of supply of certain components; the Company's ability to manufacture AutoPap Screeners at required levels; the status of competing products; dependence on single product line; product liability; dependence on patents and property rights; and the risk of third-party claims of infringement. For a more detailed discussion of these and other factors, see "Factors Affecting Future Results and Forward-Looking Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1997.

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

     Not applicable.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

        On July 15, 1996, Neuromedical Systems, Inc. ("Neuromedical") filed a lawsuit against NeoPath, Inc. in the
United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against NeoPath. The parties have agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. This lawsuit is still in the discovery stage and a trial date has not been set. The Company continues to believe it has a strong position in this action and will defend itself vigorously.

      On March 31, 1997, the Company filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which was denied by the court in April 1998. In October 1998, Neuromedical filed another motion for summary judment for which the judge has not yet rendered a decision. The first lawsuit is currently scheduled for trial in 1999, and the second lawsuit is currently in the discovery stage.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report.

     Exhibit No.      Description
     ___________      ___________

     27               Financial Data Schedule

     10.29*           Equipment User Agreement with SmithKline
                      Beecham Clinical Laboratories dated as of
                      September 29, 1998
     _____________________________________________________________________
     *  Confidential treatment requested

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NeoPath, Inc.


Date:  November 13, 1998              By:  /s/ ALAN C. NELSON
                                           __________________
                                           Alan C. Nelson
                                           President, CEO and Chairman


                                      By:  /s/ ROBERT C. BATEMAN
                                           _____________________
                                           Robert C. Bateman
                                           Vice President and Chief
                                           Financial Officer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS



     Exhibit No.     Description
     ___________     ___________

     27              Financial Data Schedule

     10.29*          Equipment User Agreement with SmithKline
                     Beecham Clinical Laboratories dated as of
                     September 29, 1998
     _______________________________________________________________________
     *  Confidential treatment requested