Form 10-K405
period 1998-12-31
NEOPATH INC
filed 1999-03-30
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                   ___________________________
                            FORM 10-K

    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
           For the Fiscal Year Ended December 31, 1998
                               or
  [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
 For the transition period from _____________ to _______________

                 Commission File Number 0-25210

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

                         (425) 869-7284
       Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
Title of each class                        on which registered
___________________                        ___________________
        None                                       N/A

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

                     Yes [X]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant as of February 25, 1999 was $68,986,907.

     Number of shares of Common Stock outstanding as of February 25, 1999: 17,412,504 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Part II.

     Part III is incorporated by reference to the definitive
Proxy Statement to be filed in connection with the Company's
Annual Meeting of Shareholders to be held on May 20, 1999.

                             PART I

Item 1.     BUSINESS

  The following Business section includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statement as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward-looking. In particular, the statements herein regarding industry prospects and the Company's future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from expectations. The section entitled "Factors Affecting Future Results and Forward-Looking Statements" describes some, but not all, of the factors that could cause these differences.

The Company

  NeoPath, Inc. ("NeoPath" or the "Company"), a Washington Corporation incorporated in 1989, develops and markets visual intelligence technology to increase accuracy in medical testing. NeoPath's initial products include two automated screening systems that integrate proprietary high-speed morphology computers, video imaging technology, and sophisticated image interpretation software to capture and analyze thousands of microscopic images from a Papanicolaou ("Pap") smear slide for the early detection of cervical cancer.

  The United States Food and Drug Administration (the "FDA") approved NeoPath's AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC") in 1995. The AutoPap QC is a rescreening device used for quality control and rescreening of previously screened Pap smear slides previously screened by cytotechnologists. Clinical studies have shown that the AutoPap QC detects a significantly higher proportion of undetected abnormal slides than procedures typically employed by clinical laboratories to meet federal rescreening requirements.

  The FDA approved NeoPath's AutoPap(R) Primary Screening System (the "AutoPap Screener") in May 1998. The AutoPap Screener uses the same hardware components as the AutoPap QC, but uses enhanced software to perform the initial screening of Pap smear slides and to classify up to 25% of such slides as requiring no further review. Clinical studies have shown that the AutoPap Screener provides statistically significantly better sensitivity and specificity when compared to existing laboratory practice. Currently, it is the only instrument approved by the FDA that allows Pap smear slides to bypass human review. This feature of the AutoPap Screener provides customers with an economic incentive to adopt the technology.

  The "AutoPap System" refers to the AutoPap Screener and the AutoPap QC together.

Background

Cancer of the Uterine Cervix

  Cancer of the uterine cervix is one of the most common cancers among women throughout the world, with approximately 500,000 new cases reported each year. The American Cancer Society projected that, in the United States in 1998, approximately 13,700 new cases of invasive cervical cancer would be diagnosed and approximately 4,900 women would die of cervical cancer. Almost all deaths due to cervical cancer could be prevented with early-stage detection and treatment. Cancer of the uterine cervix is preceded by a precancerous, curable stage that generally progresses without symptoms over a period of years until it reaches an invasive stage. Treating uterine cervical cancer after it has reached the invasive stage becomes more difficult and expensive, and may not be successful. Industry sources have estimated that, of the approximately 50 million Pap tests conducted annually in the United States, approximately 2.5 million, or 5%, are diagnosed with precancerous conditions or cancer.

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

  Despite the acknowledged success of the Pap test, there are certain limitations in the current method of manual Pap smear review. Pap smears are subject to a highly variable false-negative rate (the percentage of abnormal smears that are misclassified as normal). In certain laboratories, this false-negative rate may exceed 25% (that is, one of four abnormal Pap smears may be misclassified as normal). Partly because physical and mental stress escalates with the number of Pap smears examined, thereby increasing the risk of false-negatives, federal regulations promulgated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") generally limit the number of slides that a cytotechnologist may screen each day to no more than 100. As an additional quality control measure, the CLIA regulations also require that laboratories rescreen a minimum of 10% of all Pap smears initially classified as normal.

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

  NeoPath's AutoPap Screener is the only instrument approved by the FDA that allows Pap smear slides to bypass human review. This feature of the AutoPap Screener provides customers with an economic incentive to adopt the technology. In addition, in recent years there has been an increasing focus on improving the quality of women's healthcare. The Company believes that the AutoPap System will allow laboratories to better detect precancerous cervical conditions and cervical cancer, thereby improving the standard of care for their female patients. Earlier detection will facilitate more timely treatment and will lower risks of morbidity and mortality.

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

Products

  NeoPath's AutoPap Screener and AutoPap QC employ identical hardware components. The AutoPap Screener, however, contains enhanced software, including additional cell-classification algorithms, that allow it to be used for the initial screening of Pap smears.

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

  The Company's research and development expenses were $11.3 million, $14.2 million, and $11.2 million in the years ended
December 31, 1998, 1997, and 1996, respectively.

AutoPap Primary Screener System

  The FDA approved the AutoPap Screener in May 1998. The AutoPap Screener incorporates new diagnostic algorithms (not used in the AutoPap QC) to improve diagnostic accuracy in the primary screening of Pap smear slides. The AutoPap Screener identifies up to approximately 25% of the lowest-ranking slides as "within normal limits" and requiring no further review. The remaining approximately 75% of slides are subjected to manual screening with the assistance of the AutoPap ranked review report. This ranked review report indicates the relative scores of the processed slides; at least 15% of the highest-ranking slides that are classified as within normal limits by manual review undergo quality control rescreening.

  Clinical studies have shown that the AutoPap Screener-assisted practice identifies more abnormal slides compared to current practice, and this difference is statistically significant in favor of the AutoPap Screener-assisted practice. In addition, the AutoPap Screener-assisted practice shows improved specificity (the ability to correctly identify normal slides) over current practice.

  The AutoPap Screener has become the Company's principal product for the Pap smear screening market. By reducing the number of Pap smears requiring cytotechnologist review, the AutoPap Screener increases the number of Pap smears a laboratory can process, potentially reducing the per-slide processing cost while improving overall laboratory accuracy. Because the AutoPap Screener is an upgrade, designed to incorporate the features of the AutoPap QC, the AutoPap Screener allows the laboratory to continue to perform its AutoPap QC-assisted quality control rescreening without having to process Pap smear slides twice through the AutoPap System. Because of the AutoPap Screener's ability to act as a primary Pap smear screener, the Company intends to charge higher fee-per-use and sale prices for use of the AutoPap Screener than for the AutoPap QC.

AutoPap 300 QC Automatic Pap Screener System

  The AutoPap QC is designed to rescreen Pap smears that have been previously screened and classified as normal by a cytotechnologist. Its purpose is to improve the detection of false-negatives and, thereby, improve diagnostic accuracy. The AutoPap QC classifies slides based on their likelihood of being abnormal; a percentage (10% or more) of those slides showing the highest potential for abnormality are identified as requiring additional review by a cytotechnologist qualified to perform quality control. The AutoPap QC is intended for use as either a quality-control or an adjunct rescreening device for previously manually screened Pap smears. This flexibility allows laboratories either to implement the AutoPap QC into their quality-control procedures or to offer Pap smear rescreening by the AutoPap QC as an additional service for those women who seek an additional review of their Pap smears.

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

Marketing and Sales

  The AutoPap System is the only fully automated Pap smear screening device to receive regulatory clearance for marketing in the United States. The Company believes that use of the AutoPap System will serve to distinguish its customers' laboratories as providing a higher quality of Pap smear screening compared to those laboratories that have not adopted the AutoPap System.

  The Company recognizes revenue on either a product sale or fee-per-use basis (subject to service and license agreements, rental contracts, and minimum payments on certain fee-per-use contracts). Under its fee-per-use program, NeoPath retains ownership of AutoPap Systems placed at customer sites and assesses customers a charge for each Pap smear slide processed.

  NeoPath's primary market includes domestic and foreign clinical laboratories. Domestic revenues are generated primarily through NeoPath's direct sales activities; international revenues are derived primarily through distributors. Approximately 19% of NeoPath's revenues in 1998 were from customers outside of the United States, compared to 51% in 1997 and 45% in 1996. The Company's market research indicates that over 35% of all U.S. Pap smears are screened by the three largest laboratories, including SmithKline Beecham Clinical Laboratories ("SmithKline"), Quest Diagnostics Incorporated ("Quest"), and Laboratory Corporation of America. Each of these companies operates multiple laboratory facilities nationwide.

  SmithKline has been NeoPath's largest customer, measured by total AutoPap Systems installed, since the Company commenced commercial operations in 1996. SmithKline was also NeoPath's largest customer in 1998, measured by total revenues. In October 1998, NeoPath announced an agreement with SmithKline pursuant to which SmithKline has agreed to adopt the AutoPap Screener throughout its domestic laboratory organization. This four-year contract is intended to enable SmithKline to process 100% of its Pap smear volume on AutoPap Screeners. At current AutoPap processing rates, NeoPath estimates that SmithKline may require up to 125 AutoPap Screeners to process its nationwide volume of Pap smears under contract. As of December 31, 1998, SmithKline had approximately 70 AutoPap Screeners installed at various laboratory sites.

  In February 1999, SmithKline and Quest announced that Quest had agreed to purchase SmithKline. The combined entity would be the largest clinical laboratory company in the world. NeoPath's national agreement with SmithKline is binding on successor organizations, and NeoPath management believes that AutoPap Systems installed under the SmithKline agreement will continue to generate revenues in accordance with the underlying agreement.

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

  In addition to regulatory approvals in the United States, the AutoPap System is approved for primary screening and quality control rescreening in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, Hong Kong, Korea, and Taiwan. In 1997, NeoPath established NeoPath Europe, located in Belgium, as its first international branch.

  The Company's four largest customers accounted for 41% of total revenues in 1998, compared to 65% in 1997 and 86% in 1996.

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

    Classification of the Slide. All the gathered and analyzed information from objects is compiled in a series of scores that are used to classify the slide for purposes of quality-control rescreening, adjunct rescreening or primary screening. Other algorithms evaluate the suitability of the slide for machine processing (quality of staining, adequacy of cell collection, presentation of material on the slide and image quality) and determine the probable presence of certain important cellular material such as endocervical and squamous cells.

  The AutoPap Screener utilizes new diagnostic algorithms that provide an adjunctive evaluation score, in addition to the original evaluation score, for superior detection of glandular abnormalities. This was accomplished by the development of new algorithms that classify clusters of cells. The adjunctive evaluation score was implemented as a second opinion to the decision of the original evaluation score. The combination of the adjunctive evaluation score and the original evaluation score produces increased detection sensitivity for all abnormal categories.

Field-of-View (FOV) Computer

  Image-interpretation algorithms are implemented in computer programs that must be executed by a high-speed computing system. These algorithms must be run for each Pap smear image, a process requiring significant computing power. To address this requirement, NeoPath developed specialized FOV computers, which are powerful image processors that contain application-specific integrated circuits and other processing components. The execution speed of NeoPath's image-interpretation software is accelerated through the use of these special-purpose computers. The Company estimates that one FOV can perform elemental pixel operations at a rate exceeding 1.6 billion per second and at proportionately higher rates when several FOVs are linked to run in parallel. The current configuration for the AutoPap System contains 15 FOVs. The FOVs are fully programmable and can be programmed to execute algorithms for other applications.

Patents and Proprietary Rights

  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the medical device industry places considerable importance on obtaining patent protection and protecting trade secrets for new technologies, products and processes. Accordingly, the Company files patent applications to protect technologies that it believes are significant to the development of its business. The Company holds 54 U.S. patents (issued or allowed) and has 26 additional U.S. patent applications pending. The patents and patent applications relate to various aspects of the Company's high-speed image-interpretation technology. The Company holds 7 foreign patents and has applied for patent protection for certain aspects of its technology in various foreign countries. The Company intends to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and the Company may institute or otherwise be involved in such litigation to enforce its patents, protect its trade secrets or know-how, challenge the validity of proprietary rights of others or defend against its alleged infringement of proprietary rights of others. In July 1996, a patent infringement action was filed against the Company by a competitor; in March 1997, the Company filed a patent infringement lawsuit against that competitor. See "Item 3. Legal Proceedings" and "Factors Affecting Future Results and Forward-Looking Statements -- Dependence on Patents and Proprietary Rights; Risk of Third-Party Claims of Infringement."

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

  The Company has registered trademarks in the United States, Australia, Japan, Canada, France, the Benelux countries, Germany, The United Kingdom, Italy and Spain for "NeoPath" and "AutoPap." The Company also has registered trademarks for "Pathfinder" and "PapMap" in the United States. NeoPath has applied for registration of its trademarks in several other foreign countries.

Third-Party Reimbursement

  Some private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, the level of reimbursement by those third-party payers varies considerably, and the patient often pays for Pap smears. Third-party healthcare payers in the United States are increasingly sensitive to containing healthcare costs and heavily scrutinize new technology as a primary factor in increased healthcare costs. Third-party payers may influence the pricing or perceived attractiveness of the Company's products and services by regulating the maximum amount of reimbursement they provide or by not providing any reimbursement.

  Restrictions on reimbursement may limit the price NeoPath can charge for AutoPap System screening or reduce the demand for AutoPap System screening. If these payers do not reimburse for the AutoPap System screening, or provide reimbursement significantly below the amount laboratories charge patients to perform AutoPap System screening, the Company's potential market will be significantly reduced. The Company intends to focus on obtaining coverage and reimbursement from major national and regional third-party payers in the United States.

  NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, would increase market acceptance of the Company's products. In early 1998, NeoPath established a reimbursement team to work with third-party insurers and managed care organizations to establish and/or improve third-party reimbursement levels for the AutoPap System. These reimbursement specialists work closely with NeoPath's field sales personnel throughout the United States. On January 1, 1999, revised Physicians' Current Procedural Terminology ("CPT") codes (established by the American Medical Association) became effective for the AutoPap Screener. CPT codes are a standardized system used by physicians and clinical laboratories to identify specific procedures when billing insurers for their services.
New CPT codes that address utilization of the AutoPap QC became available on January 1, 1998.

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

  Under the Federal Food, Drug, and Cosmetic Act, the AutoPap System is a Class III medical device, subject to stringent FDA review to ensure that the device is safe and effective before commencement of marketing, sales and distribution in the United States. Once a PreMarket Approval ("PMA") application receives FDA approval and the Company commences marketing the applicable product, it is required to register with the FDA and to submit device listing information for products in commercial distribution. In addition, the FDA may impose certain post-approval requirements in a PMA approval order at the time of approval, with which NeoPath would be required to comply. In conjunction with FDA approval of the PMA application and supplements with respect to the AutoPap System, the Company's manufacturing operations are subject to FDA QSR inspection. The Company will continue to be inspected on a routine basis by the FDA for compliance with QSR regulations with respect to manufacturing, testing, distribution, storage and control activities. The FDA also regulates labeling and promotional activities. The Company is required to establish and maintain a system for tracking AutoPap Systems through the chain of distribution and to conduct postmarket surveillance, and is required to provide periodic reports containing safety and effectiveness information.

  In addition, the Medical Device Reporting ("MDR") regulations obligate medical device companies such as NeoPath to provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury. The MDR regulations also apply if the device malfunctioned and the device or a similar device marketed by the company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

  If, as a result of FDA inspections, MDR reports or information derived from any other source, the FDA believes that the Company is not in compliance with the law, it can take one or more of the following actions:
  - refuse to review or clear applications to market the Company's product in the United States or to allow the Company to enter into government supply contracts;
  -  withdraw previously approved applications;
  -  require notification to users regarding newly found risks;
  -  request repair, refund or replacement of faulty devices;
  - request corrective advertisements, recalls or temporary marketing suspension; or
  - initiate legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against the Company, its officers or employees.

  The FDA, in lieu of or in addition to instituting other legal action, may assess civil penalties for Food, Drug, and Cosmetic Act violations. Any such FDA actions could result in disruption of the Company's operations for an indeterminate period of time. Various states in which the Company's products may be sold in the future may impose additional regulatory requirements.

International Markets

  Under FDA rules, a Class III medical device that has not been approved for marketing in the United States may be exported for sale only after meeting certain criteria. Such exporting may only occur after the FDA has determined that the exportation of the device is not contrary to public health and safety and that the Company has received approval of the country to which the device is intended for export. Approval of a device by a comparable regulatory authority of a non-U.S. country must generally be obtained prior to applying to the FDA for clearance to export and commence marketing in that country. Sales of medical devices outside of the United Sates are subject to foreign regulatory requirements that vary widely from country to country.

  In addition to regulatory approvals in the United States, the AutoPap System is approved for primary screening and quality control rescreening in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, Hong Kong, Korea, and Taiwan. NeoPath intends to pursue additional product registrations in other foreign countries.

  The Company's products are subject to a variety of regulations in Europe, including the European Union ("EU"). In vitro medical devices, including the AutoPap System, must now comply with the EU's In-Vitro Diagnostic Medical Devices Directive ("IVDD"). The IVDD (Directive 98/79/EC) was published in the Official Journal of European Communities in December, 1998. The implementation of the Directive into national law should be completed by the EU Member States by December, 1999. A transition period, which begins from the date of publication of the Directive and ends December, 2003, is in effect for all devices placed on the market in the EU. During this transition period, both European Directive ("CE") marked and non CE-marked devices may be placed on the market. In other words, companies may choose to follow either the CE mark or the national legislation, if existing (if no such national legislation exists, the devices can be freely placed on the market). By the conclusion of this transition period, NeoPath Products must comply with the requirements of the IVDD and member state local language requirements.

  Other European countries may enact national laws that would conform to the Directive. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the Directive. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the AutoPap System. NeoPath has performed the requisite testing procedures and related documentation to apply the European CE mark to the AutoPap System. There can be no assurance that the AutoPap System or any other product that the Company may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

Regulation of Cervical Pap Smear Analysis

  Pursuant to CLIA, Congress directed the Department of Health and Human Services to promulgate regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. CLIA regulations require clinical laboratories to rescreen at least 10% of the Pap smears classified on initial manual screen as normal. This 10% must include normal cases selected from the laboratory's total caseload, as well as from patients or groups of patients that are identified as having a high probability of developing cervical cancer based on available patient information. The AutoPap System is not intended to replace a laboratory's current practices regarding screening or rescreening Pap smears of "high-risk" patients.

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

Competition

  Competition in the medical device industry is intense. To effectively compete, NeoPath must keep pace with the rapid product development and technological change in the industry.
The AutoPap System competes with existing manual methods of screening Pap smears and with semi-automated systems. To compete effectively, the AutoPap System must demonstrate accuracy and cost effectiveness that equals or exceeds manual review of Pap smears. NeoPath is aware of three potential direct competitors:
  - Neuromedical Systems, Inc. ("Neuromedical"), which has obtained regulatory approval for a semi-automated system that rescreens conventional Pap smears and may be developing a semi-automated primary screener.
  - AutoCyte, Inc., which is developing a semi-automated system to prepare ("PREP") and analyze ("SCREEN") liquid-based Pap smears (a potential alternative to conventional Pap smears); and
  - Morphometrix Technologies Inc., which is developing an automated system to analyze monolayer Pap smears.

  Neuromedical is marketing its semi-automated Pap smear rescreening service as an adjunct to human Pap smear screening. Neuromedical's system in the United States is currently a computerized image processing service provided to laboratories for which selected Pap smear slides are sent for processing to a Neuromedical processing center. NeoPath believes that Neuromedical is changing its system to be available for placement in the clinical laboratory and that Neuromedical is conducting a clinical trial for use of its system in semi-automated primary screening. The Neuromedical system creates a color video picture of each of the 128 images of the Pap smear slide deemed by the Neuromedical system to be most likely to be abnormal. Under Neuromedical's current practice in the United States, these images are recorded on a digital tape cassette that, together with the patient's Pap smear slide, is returned to the clinical laboratory. Trained laboratory personnel then evaluate each of the 128 video pictures for each Pap smear slide. If the cytotechnologist believes that there might be an abnormality indicated on Neuromedical's images of the Pap smear, then a cytotechnologist would manually rescreen the Pap smear slide using a microscope.

  On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On the same day, AutoCyte announced an agreement to purchase certain Neuromedical technology, including patent rights.

  In July 1998, AutoCyte submitted data to the FDA with regard to a screening system for the semi-automated analysis of PREP slides.

  The Company also faces indirect competition from companies that manufacture liquid-based or monolayer slide preparation systems and devices that automate various aspects of cytology. In 1997, AutoCyte announced the completion of clinical studies for PREP, its liquid-based Pap smear preparation system, and submitted these results to the FDA under a PMA. The FDA subsequently requested that AutoCyte submit additional information to clarify PREP's ability to differentiate various levels of cervical disease. In December 1998, AutoCyte announced that it had resubmitted data as requested by the FDA. Cytyc Corporation is approved to market its ThinPrep System that prepares slides for cervical cancer screening using a liquid-based sampling and preparation technique as a replacement for the conventional Pap smear method.

  The Company believes that the AutoPap System must remain competitive in accuracy and effectiveness, cost (including both charges by NeoPath to the laboratory and the laboratory's labor and overhead costs), convenience, perception among influential cytopathologists and laboratories, and processing speed and reliability.

Employees

  At December 31, 1998, the Company employed 174 full-time equivalent personnel, including 70 in research and development and regulatory; 64 in administration, customer service and support, and sales and marketing; and 40 in manufacturing and operations. None of the Company's employees are represented by a union or other bargaining group. The Company believes its relationship with its employees is good.

Factors Affecting Future Results and Forward-Looking Statements

  The preceding "Business" section and the documents we incorporate by reference contain forward-looking statements that involve risks and uncertainties. The statements in this document that are not purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," estimates," and similar expressions identify forward-looking statements. But the absence of these words does not mean the statement is not forward-looking. We cannot guarantee these statements, which are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those we forecast in forward-looking statements due to a variety of factors, including those set forth in the following risk factors, elsewhere in this document and in the documents we have incorporated by reference. We will not update any forward-looking statements due to new information, future events or otherwise.

History of Losses

  We have incurred substantial losses since we began doing business. As of December 31, 1998, our accumulated deficit was $113.8 million. We first began recognizing product revenue in 1996. For 1998, 1997, and 1996 combined, we incurred total losses of $67.4 million on revenues of $26.0 million. We expect continued losses in 1999 as we market the AutoPap Screener primarily under a fee-per-use strategy in the United States, continue product development initiatives (including additional clinical studies), and expand our manufacturing capability. We cannot guarantee that the company will ever become profitable.

Need for Additional Capital

  We expect negative cash flow from operations to continue at least through 1999. At December 31, 1998, NeoPath had approximately $9 million in cash and, although we received an additional $14.5 million in a February 1999 equity financing, we may require additional funds to produce AutoPap Systems for our fee-per-use program and cover continuing losses. Our future capital requirements will depend on numerous factors, including:
  -  sales of AutoPap Systems and fee-per-use revenues;
  - research and development programs for the development of enhanced products;
  -  additional clinical trials;
  - relationships with existing and future corporate collaborators, if any;
  -  competing technological and market developments;
  -  the time and costs involved in obtaining regulatory approvals;
  - the costs involved in filing, prosecuting, defending and enforcing patent claims; and
  - the time and costs of manufacturing scale-up and commercialization activities.

  We estimate that our existing cash and cash equivalents will meet our capital requirements through 1999. We cannot guarantee that the assumptions underlying our estimates will prove to be accurate. We intend to seek additional funding through private debt financing to provide additional resources to support AutoPap System production. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on favorable terms, if at all. If we raise additional funds by issuing equity securities, existing shareholders will suffer dilution of their interest in NeoPath. In addition, if we obtain additional funds through arrangements with collaborative partners, we may have to relinquish rights to certain of our technologies or potential products that we would otherwise seek to develop or commercialize ourselves.

Uncertainty of Market Acceptance

  Our products may never be commercially successful. NeoPath's growth depends on market acceptance of the AutoPap System by clinical laboratories, healthcare providers, third-party healthcare payers and patients. Our success also depends on customers' acceptance of our fee-per-use and sale programs. Even if our products gain market acceptance, the availability of reimbursement from third-party healthcare payers such as government and private insurance plans may limit our revenues.

Market Consolidation; Concentration

  Medical community or third-party healthcare payers may delay acceptance of an automated Pap smear screening or rescreening system that replaces or supplements current laboratory Pap smear review practices. Moreover, due to consolidation in the clinical laboratory industry, we expect that the number of potential domestic customers for our products will decrease. A significant proportion of our sales is concentrated among a relatively small number of customers, and this likely will be true for the foreseeable future. For the year ended December 31, 1998, 41% of our revenues were from four customers. These factors increase our dependence on sales to the largest clinical laboratories and the bargaining power of those potential customers.

Uncertainty of Product Regulatory Clearance

  The U.S. government extensively regulates the manufacture and sale of medical diagnostic devices for commercial use. Government agencies in certain other countries impose similar requirements. The AutoPap Screener and AutoPap QC have been cleared for commercialization in the United States and in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, Hong Kong, Korea, and Taiwan.

  Governmental regulatory agencies in the United States or elsewhere may not approve future commercial enhancements to the AutoPap System on a timely basis, if at all. Even if these agencies clear the enhanced products for sale, they may not confer the clinical indications we request, or the approval may contain significant limitations, such as warnings, precautions or contraindications, requests for postmarket studies, or additional regulatory requirements. Our regulatory applications may be delayed or rejected based on changes in regulatory policies or regulations. Although the FDA has inspected our manufacturing operations for compliance with FDA quality systems regulations, we remain subject to ongoing FDA quality systems regulation and inspection.

Limited Marketing, Sales and Service Experience

  We market, sell, service, and support the AutoPap System through a direct sales force (primarily in North America) and independent foreign distributors. We have limited marketing, sales and service experience, and may find it difficult to recruit and retain skilled sales, marketing, service or support personnel or foreign distributors. Our marketing and sales efforts may not be successful.

Risks Inherent in International Transactions

  We rely primarily on third-party distributors to place AutoPap Systems internationally. International transactions pose a number of risks, including regulatory delays or disapprovals with respect to our products, expenses and delays due to compliance with government controls, export license requirements, uncertain sales and collections due to political instability, reduced revenues due to price controls, reduced sales due to trade restrictions, changes in tariffs, and difficulties with foreign distributors.

Sole or Limited Source of Supply

  We purchase all components for the AutoPap System from outside vendors. A major component of the AutoPap System, the slide tray motion system, is supplied by a sole-source vendor. Certain other components, such as the video cameras, are currently supplied by single source vendors, and components provided by additional or replacement suppliers would require some modification to be used in the AutoPap System. We would be unable to quickly establish additional or replacement sources of supply for many AutoPap System components. In addition, we may need to obtain regulatory approval to substitute certain components. We cannot be sure of obtaining the necessary approvals. If one of our vendors becomes unable to supply acceptable components in a timely manner and in the quantity required we may need to delay or halt our manufacturing process. Any delay or cessation of manufacturing could adversely affect our business.

Governmental Regulation of Manufacturing

  Manufacturers of medical diagnostic devices face strict federal regulations regarding the quality of manufacturing. For example, the FDA periodically inspects the manufacturing facilities of diagnostic device manufacturers to determine compliance with regulations. Our current and future manufacturing and design operations must comply with these and all other applicable regulations, including regulations imposed by other governments. If we fail to comply with quality systems regulations we could face civil or criminal penalties or enforcement proceedings. These proceedings may require us to recall a product or to stop placing our products in service or selling our products. Similar results could occur if we violate foreign regulations. We may not be able to attain or maintain compliance with quality systems requirements. Any failure to comply with the applicable manufacturing regulations would have a material adverse effect on our business.

Competition

  Competition in the medical device industry is intense. To effectively compete, we must keep pace with the rapid product development and technological change in our industry. The
AutoPap System competes with existing manual methods of screening
Pap smears and with semi-automated systems. To compete effectively, the AutoPap System must demonstrate accuracy and cost effectiveness that equals or exceeds manual review of Pap smears. We are aware of three potential direct competitors:
  - Neuromedical Systems, Inc., which has obtained regulatory approval for a semi-automated system that rescreens conventional Pap smears and may be developing a semi-automated primary screener.
  - AutoCyte, Inc., which is developing a semi-automated system to prepare and analyze liquid-based Pap smears (a potential alternative to conventional Pap smears); and
  - Morphometrix Technologies Inc., which is developing an automated system to analyze monolayer Pap smears.

  We also face indirect competition from companies that manufacture liquid-based or monolayer slide preparation systems and devices that automate various aspects of cytology. AutoCyte has submitted clinical study data to the FDA with regard to its liquid-based Pap smear preparation system, PREP, and is awaiting final approval from the FDA. Cytyc Corporation is approved to market its ThinPrep System that prepares slides for cervical cancer screening using a liquid-based sampling and preparation technique as a replacement for the conventional Pap smear method.

  We believe that the AutoPap System must remain competitive in accuracy and effectiveness, cost (including both charges by us to the laboratory and the laboratory's labor and overhead costs), convenience, perception among influential cytopathologists and laboratories, and processing speed and reliability.

  Our competitors may develop new technologies and products that prove to be more effective than the AutoPap System in any of these ways. Furthermore, other companies may purchase or develop technologies that compete with the AutoPap System or render it obsolete. These competitors may manufacture, market and sell their products or services more successfully than us, which could adversely affect our business.

Dependence on Reimbursement

  Third-party healthcare payers in the United States are increasingly sensitive to containing healthcare costs and heavily scrutinize new technology as a primary factor in increased healthcare costs. Third-party payers may influence the pricing or perceived attractiveness of our products and services by regulating the maximum amount of reimbursement they provide or by not providing any reimbursement.

  Restrictions on reimbursement may limit the price we can charge for AutoPap System screening or reduce the demand for AutoPap System screening. If these payers do not reimburse for the AutoPap System screening, or provide reimbursement significantly below the amount laboratories charge patients to perform AutoPap System screening, our potential market will be significantly reduced. AutoPap System screening may never become widely reimbursed, and AutoPap reimbursement may not be sufficient to permit us to generate substantial revenue. Future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs may also adversely affect our business. Third-party reimbursement also may not be available for the AutoPap System under foreign reimbursement systems.

Dependence on Single Product Line

  To date, we have concentrated on development of the AutoPap System. We have performed only limited research on other applications of our core technology. Accordingly, our success will depend primarily on the successful development and marketing of the AutoPap System to generate revenues. The AutoPap System may never be a commercial success.

Product Liability

  The commercial screening of Pap smears has generated significant malpractice litigation. As a result, we face product liability, errors and omissions or other claims if our products are alleged to have caused a false-negative diagnosis. Although we have product liability insurance, it will become increasingly difficult for us to obtain and maintain reasonable product liability coverage. Substantial increases in insurance premium costs often make coverage economically impractical. We may not be able to obtain adequate product liability insurance at a reasonable cost. Thus, product liability claims may adversely affect our business.

Dependence on Patents and Proprietary Rights; Risk of Third-
Party Claims of Infringement

  We rely on a combination of patents, trade secrets and confidentiality agreements to protect our proprietary technology, rights and know-how. We hold 7 foreign patents, 54 U.S. patents (issued or allowed), and have 26 additional U.S. patents pending. Pending patent applications may not ultimately issue as patents or, if patents do issue, may not be sufficiently broad to protect our proprietary rights. Competitors may challenge or circumvent our patents or pending applications. Our patents may never provide us with any competitive advantages. Our confidentiality agreements with employees and other parties may not protect the confidentiality of our trade secrets and proprietary information or provide meaningful protection for our confidential information. In addition, our competitors could independently develop our trade secrets or proprietary information.

  On July 15, 1996, Neuromedical filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, we filed our answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against us. The parties have agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. This lawsuit is still in the discovery stage, and a trial date has not been set. We believe NeoPath has a strong position in this action, and we will defend against these claims vigorously.

  On March 31, 1997, NeoPath filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. Our complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which the court denied in April 1998. In October 1998, Neuromedical filed another motion for summary judgment that the court denied. We expect trial on the first Washington lawsuit to begin in 1999. The second Washington lawsuit is currently in the discovery stage.

  On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On the same day, AutoCyte announced an agreement to purchase certain Neuromedical technology, including patent rights.

  We cannot predict the outcome of this patent litigation. An unfavorable resolution of any of these issues could adversely affect our business.

Dependence on Key Personnel

  We depend heavily on the principal members of our management and scientific staff. The loss of their services might impede achievement of our strategic objectives or research and development. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for highly skilled scientific and management personnel is intense. The failure to recruit such personnel or the loss of existing personnel could adversely affect our business. We do not carry key person life insurance on our executives or other key personnel.

Highly Volatile Stock Price; Potential Fluctuations in
Future Quarterly Results

  The market price of our common stock has been, and may continue to be, highly volatile. The future price of the common stock is likely to be significantly influenced by results of our sales and marketing programs, the outcome of clinical trials by us or our competitors, concern about the safety or efficacy of our products or our competitors' products, announcements of technological innovations or new products, changes in governmental regulation, changes in healthcare legislation, developments in our patent or other proprietary rights or the rights of our competitors, fluctuations in our operating results, and general market and economic conditions.

  We expect our operating results to fluctuate significantly from quarter to quarter in the future. A number of factors may cause this fluctuation, including the rate and extent of domestic and international market acceptance of the AutoPap Screener; the mixture of fee-per-use and sale contracts; the timing and scope of clinical studies and corresponding regulatory submissions; the timing of domestic and foreign regulatory approvals; the level of research and development spending required for product enhancements and development of new technologies; the timing of approvals for AutoPap reimbursement; and the introduction and market acceptance of competing products or technologies.

Year 2000 Issue

  We need to modify or replace certain portions of our internal systems and product software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. However, we have identified no significant Year 2000 issues that cannot be resolved through software or hardware upgrades that are currently available or expected to be available soon. We are using our existing internal resources to reprogram or replace noncompliant internal systems and product hardware and software. We do not expect the total cost of the Year 2000 project to be material. We plan to complete the project by mid-1999.

  We have asked our significant suppliers and subcontractors about their Year 2000 compliance status. To date, we are not aware of any external agent with Year 2000 problems that would materially affect our results of operations, liquidity, or capital resources. However, we have no means of ensuring that these agents will be Year 2000 ready. If our suppliers and subcontractors do not complete their Year 2000 resolution process in a timely fashion we could face significant business interruptions that could harm our business. We cannot accurately predict the effect of non-compliance by external agents.

  We believe that we have developed an effective program to resolve the Year 2000 issues within our control in a timely manner. With modifications to NeoPath's products, existing internal software and conversions to new software, the Year 2000 issue should not pose significant operational problems for our computer systems. However, if we or others do not make necessary modifications and conversions, or do not complete them on time, the Year 2000 issue could disrupt NeoPath's operations and materially affect its business, financial condition, and results of operations.

Item 2.   PROPERTIES

  The Company leases approximately 72,000 square feet of office and manufacturing space in Redmond, Washington under operating leases expiring through January 2000, with various renewal options. Management believes that the Redmond facility and other available office space are adequate for the Company's current needs. Management also believes that additional space is available in the area, should it be needed. The Company also leases office space in Brussels, Belgium under an operating lease expiring in August 2007.

Item 3.   LEGAL PROCEEDINGS

  On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath, Inc. in the United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims. On September 5, 1996, the Company filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against NeoPath. The parties have agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. This lawsuit is still in the discovery stage, and a trial date has not been set. The Company believes it has a strong position in this action and continues to defend itself vigorously.

  On March 31, 1997, NeoPath filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which the court denied in April 1998. In October 1998, Neuromedical filed another motion for summary judgment that the court denied. The Company expects trial on the first Washington lawsuit to begin in 1999. The second Washington lawsuit is currently in the discovery stage.

  On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On the same day, AutoCyte, Inc. announced an agreement to purchase certain Neuromedical technology, including patent rights.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

    The information required by Item 5 is hereby incorporated by reference to the Company's 1998 Annual Report to Shareholders, page 34.

Item 6.   SELECTED FINANCIAL DATA

    The information required by Item 6 is hereby incorporated by reference to the Company's 1998 Annual Report to Shareholders, page 10.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

    The information required by Item 7 is hereby incorporated by reference to the Company's 1998 Annual Report to Shareholders, pages 11-18.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is incorporated by reference from the section labeled "Market Risks" of the Company's 1998 Annual Report to Shareholders, page 15.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is hereby incorporated by reference to the Company's 1998 Annual Report to Shareholders, pages 19-33.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                            PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is hereby incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's definitive Proxy Statement relating to its 1999 annual meeting of Shareholders (the "Proxy Statement"). Such Proxy Statement will be filed within 120 days of the Company's last fiscal year end, December 31, 1998.

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

  1.   Financial Statements

         The following financial statements of NeoPath, Inc. are included in Item 8 by reference to the Company's 1998 Annual Report to Shareholders:

                                                        Annual Report
                                                               Page #
                                                               ______

       Balance Sheets at December 31, 1998 and 1997                19

       Statements of Operations for the years ended                20
          December 31, 1998, 1997 and 1996

       Statements of Shareholders' Equity for the years ended      21
          December 31, 1998, 1997 and 1996

       Statements of Cash Flows for the years ended                22
          December 31, 1998, 1997 and 1996

       Notes to Financial Statements                            23-31

  2.   Financial Statement Schedule

       Schedule II -- Valuation and Qualifying Accounts

         All other schedules have been omitted because they were not applicable.

  3.   Exhibits

         3.1 (1)     Articles of Incorporation of the registrant

         3.2 (1)     Bylaws of the registrant

         10.1 (5)    NeoPath, Inc. 1989 Stock Option Plan,
                     Amended and Restated on December 10, 1996

         10.2 (5)    NeoPath, Inc. Stock Option Plan for
                     Nonemployee Directors, Amended and Restated on February 27, 1997

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

         10.10 (1)   Product Development and Supply
                     Agreement between Applied Precision, Inc. and
                     NeoPath, Inc. dated January 1, 1992

         10.14 (2)   Master Equipment Lease by and between
                     NeoPath, Inc. and Haworth Leasing dated January 31, 1995

         10.17 (3)   NeoPath, Inc. Proposal to SmithKline
                     Beecham Clinical Laboratories dated as of October 4, 1995, countersigned by SmithKline
                     Beecham Clinical Laboratories on October 4, 1995

         10.18 (3)   NeoPath, Inc. Proposal to Corning
                     Clinical Laboratories Inc. executed as of October 11, 1995, countersigned by Corning
                     Clinical Laboratories on October 13, 1995

         10.19 (3)   Master Equipment Lease by and between
                     NeoPath, Inc. and Pacific Office Automation dated as of September 30, 1995

         10.20 (4)   NeoPath, Inc. Proposal to SmithKline
                     Beecham Clinical Laboratories, accepted May 9, 1996

         10.21 (4)   NeoPath, Inc. Proposal to Laboratory
                     Corporation of America Holdings, accepted May 15, 1996

         10.22 (4)   NeoPath, Inc. Amended and Restated
                     Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

         10.23 (5)   Form of Senior Management Employment Agreement

         10.24 (5)   International Distribution Agreement
                     between NeoPath, Inc. and Nikon Corporation, dated as of December 19, 1996

         10.25 (6)   Purchase and Sale Agreement between
                     CompuCyte Corporation and NeoPath, Inc., Dated as of June 23, 1997

         10.26 (6)   NeoPath, Inc. Registration Rights
                     Agreement, Dated as of June 23, 1997

         10.27 (7)   NeoPath, Inc. 1997 Employee Stock Purchase Plan

         10.28 (8)   Third Amendment to Lease by and
                     between Teachers Insurance & Annuity Association and NeoPath, Inc. dated November 6, 1997

         10.29 (9)   Equipment User Agreement with
                     SmithKline Beecham Clinical Laboratories dated as of September 29, 1998

         10.30 (10)  Common Stock Purchase Agreement,
                     dated as of February 8, 1999

         10.31 (10)  Investor Rights Agreement, dated as
                     of February 8, 1999

         13.1        1998 Annual Report to Shareholders

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

        (5) Filed as an exhibit to the registrant's Report on Form 10-K filed on March 28, 1997 and incorporated herein by reference.

        (6) Filed as an exhibit to the registrant's Report on Form 10-Q filed on August 12, 1997 and incorporated herein by reference.

        (7) Filed as an exhibit to the registrant's Registration Statement on Form S-8 (File No. 333-40371) and incorporated herein by reference.

        (8) Filed as an exhibit to the registrant's Report on Form 10-K filed on March 30, 1998 and incorporated herein by reference.

        (9) Filed as an exhibit to the registrant's Report on Form 10-Q filed on November 16, 1998 and incorporated herein by reference.

        (10) Filed as an exhibit to the registrant's report on Form 8-K filed on February 26, 1999.

(b)  Reports on Form 8-K:

       None.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redmond, State of Washington on the 26th day of March, 1999.

                             NEOPATH, INC.

                             By:   /s/  RONALD R. BROMFIELD
                                   ________________________
                                   Ronald R. Bromfield
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 26th day of March, 1999.

Signature                          Title
_________                          _____


/s/  RONALD R. BROMFIELD           President and Chief Executive Officer
________________________           (Principal Executive Officer)
Ronald R. Bromfield


/s/  ALAN C. NELSON                Chairman of the Board
___________________
Alan C. Nelson, Ph.D.


/s/  THOMAS A. BONFIGLIO           Director
________________________
Thomas A. Bonfiglio, M.D.


/s/  CRISTINA H. KEPNER            Director
_______________________
Cristina H. Kepner


/s/  WALTER L. ROBB                Director
___________________
Walter L. Robb, Ph.D.


/s/  WILLIAM L. SCOTT              Director
_____________________
William L. Scott


/s/  DAVID A. THOMPSON             Director
______________________
David A. Thompson


/s/  GAIL R. WILENSKY              Director
_____________________
Gail R. Wilensky, Ph.D.


/s/  ROBERT C. BATEMAN             Vice President and Chief Financial Officer
______________________             (Principal Accounting Officer)
Robert C. Bateman

                                                 SCHEDULE II

                          NEOPATH, INC.
                VALUATION AND QUALIFYING ACCOUNTS


                       Balance at     Charged to     Charged to                  Balance at
                       Beginning      Costs &        Other                       End of
                       of Period      Expenses       Accounts     Deductions     Period
                       _________      ________       ________     __________     ______
Description

Allowance for
doubtful accounts:

Year ended             $ 500,000     $      --      $      --       $ 33,882    $ 466,118
December 31, 1998

Year ended               175,000       325,000             --             --      500,000
December 31, 1997

Year ended December           --       175,000             --             --      175,000
December 31, 1996


NEOPATH, INC.
INDEX TO EXHIBITS


    Exhibit No.        Description
    ___________        ___________

     3.1 (1)           Articles of Incorporation of the registrant

     3.2 (1)           Bylaws of the registrant

     10.1 (5)          NeoPath, Inc. 1989 Stock Option Plan,
                       Amended and Restated on December 10, 1996

     10.2 (5)          NeoPath, Inc. Stock Option Plan for
                       Nonemployee Directors, Amended and Restated on February 27, 1997

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

     10.10 (1)         Product Development and Supply
                       Agreement between Applied Precision, Inc. and
                       NeoPath, Inc. dated January 1, 1992

     10.14 (2)         Master Equipment Lease by and between
                       NeoPath, Inc. and Haworth Leasing dated January 31, 1995

     10.17 (3)         NeoPath, Inc. Proposal to SmithKline
                       Beecham Clinical Laboratories dated as of October 4, 1995, countersigned by SmithKline
                       Beecham Clinical Laboratories on October 4, 1995

     10.18 (3)         NeoPath, Inc. Proposal to Corning
                       Clinical Laboratories Inc. executed as of October 11, 1995, countersigned by Corning
                       Clinical Laboratories on October 13, 1995

     10.19 (3)         Master Equipment Lease by and between
                       NeoPath, Inc. and Pacific Office Automation dated as of September 30, 1995

     10.20 (4)         NeoPath, Inc. Proposal to SmithKline Beecham Clinical
                       Laboratories, accepted May 9, 1996

     10.21 (4)         NeoPath, Inc. Proposal to Laboratory Corporation of
                       America Holdings, accepted May 15, 1996

     10.22 (4)         NeoPath, Inc. Amended and Restated
                       Proposal to Kaiser IMMC Agreement No. 0249, accepted June 25, 1996

     10.23 (5)         Form of Senior Management Employment Agreement

     10.24 (5)         International Distribution Agreement
                       between NeoPath, Inc. and Nikon Corporation, dated as of December 19, 1996

     10.25 (6)         Purchase and Sale Agreement between
                       CompuCyte Corporation and NeoPath, Inc., Dated as of June 23, 1997

     10.26 (6)         NeoPath, Inc. Registration Rights
                       Agreement, Dated as of June 23, 1997

     10.27 (7)         NeoPath, Inc. 1997 Employee Stock Purchase Plan

     10.28 (8)         Third Amendment to Lease by and
                       between Teachers Insurance & Annuity Association and NeoPath, Inc. dated November 6, 1997

     10.29 (9)         Equipment User Agreement with
                       SmithKline Beecham Clinical Laboratories dated as of September 29, 1998

     10.30 (10)        Common Stock Purchase Agreement,
                       dated as of February 8, 1999

     10.31 (10)        Investor Rights Agreement, dated as
                       of February 8, 1999

     13.1              1998 Annual Report to Shareholders

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

     (5) Filed as an exhibit to the registrant's Report on Form 10-K filed on March 28, 1997 and incorporated herein by reference.

     (6) Filed as an exhibit to the registrant's Report on Form 10-Q filed on August 12, 1997 and incorporated herein by reference.

     (7) Filed as an exhibit to the registrant's Registration Statement on Form S-8 (File No. 333-40371) and incorporated herein by reference.

     (8) Filed as an exhibit to the registrant's Report on Form 10-K filed on March 30, 1998 and incorporated herein by reference.

     (9) Filed as an exhibit to the registrant's Report on Form 10-Q filed on November 16, 1998 and incorporated herein by reference.

     (10) Filed as an exhibit to the registrant's report on Form 8-K filed on February 26, 1999.