Form 10-Q
period 1999-03-31
NEOPATH INC
filed 1999-05-17
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1999
                               or
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

                     Yes [X]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at May 3, 1999
   (Common stock, $.01 par value)               17,413,400

                          NEOPATH, INC.

                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS


Part I FINANCIAL INFORMATION

                                                              Page
                                                              ____

Item 1.  Financial Statements                                   1

         Balance Sheets -- March 31, 1999 (unaudited) and December 31, 1998

         Statements of Operations (unaudited) -- for the three months ended March 31, 1999 and 1998

         Statements of Cash Flows (unaudited) -- for the three months ended March 31, 1999 and 1998

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  6

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                         12


Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 6.  Exhibits  and  Reports  on  Form  8-K                 13


Signatures                                                     14

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              NEOPATH, INC.

                             BALANCE SHEETS


                                            March 31,          December 31,
                                              1999                 1998
                                           ___________         ____________
Assets                                     (Unaudited)

Current assets:
  Cash and cash equivalents              $   7,192,450        $   5,579,867
  Securities available-for-sale              7,694,512            3,374,549
  Accounts receivable, net                   3,434,920            3,011,078
  Inventories                                7,946,880            6,744,417
  Other current assets                         503,702              392,415
                                         _____________        _____________
Total current assets                        26,772,464           19,102,326

Fee-per-use systems, net                    15,551,411           14,602,963
Property and equipment, net                  2,986,875            3,530,694
Deposits and other assets                      833,176              913,850
                                         _____________        _____________
Total assets                             $  46,143,926        $  38,149,833
                                         =============        =============

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                       $   2,627,576        $   2,944,252
  Salaries and wages payable                   958,335            1,681,710
  Customer deposits                            316,240              332,485
  Other accrued liabilities                  1,418,134            1,157,077
  Current portion of long-term obligations   2,540,402            2,549,151
                                         _____________         ____________
Total current liabilities                    7,860,687            8,664,675

Long-term obligations, less current
  portion                                      629,189            1,257,027


Shareholders' equity:
  Common stock                             156,558,668          142,057,561
  Accumulated deficit                     (118,881,716)        (113,813,699)
  Accumulated other comprehensive loss         (22,902)             (15,731)
                                         _____________        _____________
Total shareholders' equity                  37,654,050           28,228,131
                                         _____________        _____________
Total liabilities and shareholders'
  equity                                 $  46,143,926        $  38,149,833
                                         =============        =============

See accompanying notes.

                               NEOPATH, INC.

                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                         Three months ended
                                              March 31,
                               ___________________________________
                                     1999              1998
                               _______________   _________________

Revenues                        $   2,025,858     $     3,562,691
Cost of revenues                    1,164,390           2,040,760
                               _______________   _________________
  Gross margin                        861,468           1,521,931


Operating expenses:
  Research and development          2,418,037           3,045,816
  Selling, general and
    administrative                  3,558,706           4,506,243
                               _______________   _________________
                                    5,976,743           7,552,059
                               _______________   _________________

Loss from operations               (5,115,275)         (6,030,128)

Interest income                       137,244             365,774
Interest expense                      (89,985)             (9,279)
                               _______________   _________________
Net loss                        $  (5,068,016)    $    (5,673,633)
                               ===============   =================

Basic and diluted net
  loss per share                $       (0.31)    $         (0.39)
                               ===============   =================

Weighted average common
  shares outstanding               16,188,161          14,415,851
                               ===============   =================

See accompanying notes.

                               NEOPATH, INC.

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                     Three months ended
                                                          March 31,
                                         ______________________________________
                                                 1999              1998
                                         __________________  __________________
Operating activities
Net loss                                    $  (5,068,016)      $  (5,673,633)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization               1,440,530           1,408,059
    Accrued interest on securities
      available-for-sale                           73,565             191,903
    Net change in operating accounts:
      Accounts receivable                        (423,842)           (420,028)
      Inventories and fee-per-use systems      (3,003,721)           (840,016)
      Accounts payable and accrued
        liabilities                              (795,239)           (922,145)
      Other                                       (29,575)           (240,250)
                                           ________________  __________________
Net cash used in operating activities          (7,806,298)         (6,496,110)

Investing activities
Purchases of securities available-for-sale     (7,199,372)                 --
Sales and maturities of securities
  available-for-sale                            2,798,672           7,608,916
Additions to property and equipment               (43,901)           (274,616)
Other                                              (1,038)               (403)
                                           ________________  __________________
Net cash (used in) provided by investing
  activities                                   (4,445,639)          7,333,897

Financing activities
Proceeds from private equity
  transaction, net                             14,461,462                  --
Payments on note payable to bank                 (618,750)                 --
Issuance of common stock under employee
  stock purchase plan                              38,932              70,482
Exercise of options and warrants                      713              70,685
Principal payments on obligations under
  capital leases                                  (17,837)            (17,899)
                                           ________________  __________________
Net cash provided by financing activities      13,864,520             123,268
                                           ________________  __________________
Net increase in cash and cash equivalents       1,612,583             961,055
Cash and cash equivalents:
  Beginning of period                           5,579,867           3,308,970
                                           ________________  __________________
  End of period                              $  7,192,450       $   4,270,025
                                           ================  ==================

Noncash transactions and supplemental
  disclosures
AutoPap Systems reclassified to (from)
  fee-per-use systems, net                   $  1,760,047       $    (520,831)

See accompanying notes.

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared by NeoPath, Inc. ("NeoPath" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 - Revenue Recognition

     The Company recognizes revenue on either a product sale or fee-per-use basis. Sales of AutoPap Systems are generally recognized at date of shipment and are subject to continuing service and license agreements for which revenue is recognized over the corresponding contract period. Fee-per-use revenue commences in the month an AutoPap(R) System is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, and minimum payments due on certain fee-per-use contracts.

Note 3 - Comprehensive Net Loss

     Components of comprehensive net loss, as defined by applicable accounting and reporting standards, are as follows:

                                            Three months ended March 31,
                                         ____________________________________
                                                1999               1998
                                         ____________________________________
      Net loss                             $ (5,068,016)      $ (5,673,633)
      Unrealized gain (loss) on
        securities available-for-sale            (7,171)            61,517
                                         ____________________________________
      Comprehensive net loss               $ (5,075,187)      $ (5,612,116)
                                         ====================================

Note 4 - Inventories

     Inventories consist of the following:

                           March 31, 1999       December 31, 1998
                        ___________________________________________
    Raw materials           $  2,971,067          $  2,093,748
    Work-in-process            2,122,996             2,365,472
    Finished goods             2,852,817             2,285,197
                        ___________________________________________
                            $  7,946,880          $  6,744,417
                        ===========================================

Note 5 - Private Equity Transaction

     On February 9, 1999, NeoPath completed a $14.5 million private equity transaction in which the Company issued 2.9 million shares of common stock to investors at a price of $5.00 per share. In connection with the financing, NeoPath issued to Invemed Associates, Inc., a related party, five-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.89 per share. On February 12, 1999, NeoPath filed a shelf registration statement on Form S-3 that will, when declared effective by the Securities and Exchange Commission, allow resale of the newly issued shares. NeoPath must use its best efforts to keep this registration statement effective for two years. If the registration statement is not declared effective within 120 days of the transaction closing, then the purchase price is reduced by 2%, payable to investors within 10 days following the expiration of the 120-day period.

Note 6 - Litigation

     On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath in the United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims, and requested monetary damages and injunctive relief. On September 5, 1996, NeoPath filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against the Company. The parties agreed to dismiss their claims and counter claims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On April 6, 1999, the court removed the case from its active docket pending further developments in Neuromedical's bankruptcy proceedings.

     On March 31, 1997, NeoPath filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which the court denied in April 1998. In October 1998, Neuromedical filed another motion for summary judgment that the court denied. By court order on March 30, 1999, proceedings have been stayed pending resolution of Neuromedical's bankruptcy proceedings. Furthermore, the court ordered that these cases be removed from the court's active caseload.

     On March 26, 1999, AutoCyte, Inc. announced an agreement to purchase certain Neuromedical technology, including patent rights, for $4.0 million in cash and 1.4 million shares of AutoCyte common stock. On April 26, 1999, NeoPath and AutoCyte announced an agreement whereby NeoPath may acquire an undivided interest in the intellectual property estate of Neuromedical that AutoCyte had agreed to acquire. Subject to completion of the agreement between AutoCyte and Neuromedical and other conditions, NeoPath will pay AutoCyte $2.2 million in cash and issue AutoCyte
1.2 million shares of NeoPath common stock at the later of the transaction closing date or September 1, 1999. NeoPath's agreement with AutoCyte provides that the patent infringement litigation between NeoPath and Neuromedical will be terminated.

Note 7 - Reclassifications

     Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     NeoPath, Inc. ("NeoPath" or the "Company") develops and markets visual intelligence technology to increase accuracy in medical testing. NeoPath's initial products include two automated screening systems that integrate proprietary high-speed morphology computers, video imaging technology, and sophisticated image interpretation software to capture and analyze thousands of microscopic images from a Pap smear slide for the early detection of cervical cancer.

     The United States Food and Drug Administration (the "FDA") approved NeoPath's AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC") in 1995. The AutoPap QC is a rescreening device used for quality control and rescreening of Pap smear slides previously screened by cytotechnologists. Clinical studies have shown that the AutoPap QC detects a significantly higher proportion of undetected abnormal slides than procedures typically employed by clinical laboratories to meet federal rescreening requirements.

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

     The "AutoPap System" refers to the AutoPap Screener and the AutoPap QC together.

Results of Operations

                        Three months ended                 Three months ended
(in thousands)            March 31, 1999       Change         March 31, 1998
______________________________________________________________________________

Revenues                      $2,026          $(1,537)             $3,563
                                                 (43%)

     Revenues for the quarter ended March 31, 1999 consisted of fee-per-use billings and AutoPap service fees. Revenues in the comparable 1998 quarter consisted of $1.1 million in fee-per-use and AutoPap service fees, $2.4 million in AutoPap product sales, and $0.1 million in Pathfinder product sales. Fee-per-use and AutoPap service fee revenues in the first quarter increased 84% from the first quarter of 1998; however, AutoPap product sales decreased 100% from the first quarter of the prior year. NeoPath's AutoPap System placements have consisted primarily of fee-per-use contracts in the United States and sale contracts internationally. Because sale contracts result in immediate revenue recognition, whereas fee-per-use contracts provide a recurring revenue stream over several years, NeoPath's historical revenues have included a significant sale component.

     Virtually all NeoPath's revenues in the first quarter of 1999 were from customers in the United States, compared to a 23% international component in the first quarter of 1998. NeoPath's AutoPap technology is available internationally at commercial laboratories in Taiwan, Japan, China (Hong Kong), Korea, Australia, and in Europe. The Company's international product placements have primarily been denominated in U.S. dollars; however, future product revenues may be subject to foreign exchange rate fluctuations.

     The Company recognizes revenue on either a product sale or fee-per-use basis. Sales of AutoPap Systems are generally recognized at date of shipment and are subject to continuing service and license agreements for which revenue is recognized over the corresponding contract period. Fee-per-use revenue commences in the month an AutoPap(R) System is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, and minimum payments due on certain fee-per-use contracts. The cost of each AutoPap System is reclassified from inventories to depreciable equipment upon shipment to a fee-per-use customer site. Such equipment, reflected on the balance sheet under "fee-per-use systems, net," is depreciated on a straight-line basis over a four-year period, commencing upon commercial operation.

     Because the AutoPap Screener is the only FDA-approved system for automated primary screening of Pap smears, NeoPath's U.S. strategy includes offering AutoPap Screeners to customers with initial fee-per-use pricing in line with existing laboratory economics. Per-slide pricing is designed to increase during contract periods to reflect expected laboratory cost efficiencies and overall increased third-party reimbursement levels.

     In October 1998, NeoPath announced an agreement with SmithKline Beecham Clinical Laboratories pursuant to which SmithKline agreed to adopt the AutoPap Screener throughout its domestic laboratory organization. This four-year contract is intended to enable SmithKline to process 100% of its Pap smear volume on AutoPap Screeners. Initial orders under the national agreement were shipped in the fourth quarter of 1998; however, certain shipped systems have yet to be fully implemented, and average AutoPap Screener usage is currently below expectation. NeoPath continues to work with SmithKline to fully optimize AutoPap usage at those SmithKline laboratory sites.

     In February 1999, SmithKline and Quest Diagnostics Incorporated announced that Quest had agreed to purchase SmithKline. The combined entity would be the largest clinical laboratory company in the world. NeoPath's national agreement with SmithKline is binding on successor organizations, and NeoPath management believes that the AutoPap Screeners installed under the SmithKline agreement will continue to generate revenues in accordance with the underlying agreement. However, additional AutoPap Screener orders have been delayed as the two laboratories work through their combined business issues. Future negotiations with SmithKline and Quest could result in changes to the overall pricing and placement rate under the existing SmithKline agreement.

     In October 1998, NeoPath announced a national agreement with Kaiser Permanente, which is the largest non-profit group health plan in the United States. This national agreement allows Kaiser and affiliated entities to purchase AutoPap Screeners during the two-year term of the agreement, with additional annual service and licensing fees due over four years. At current AutoPap processing rates, NeoPath estimates that Kaiser may require up to 35 AutoPap Screeners to process its nationwide volume of Pap smears. The timing of specific purchase orders -- and related AutoPap Screener shipments -- is subject to the adoption plans of Kaiser laboratories and affiliates. No product revenues have been recognized under this agreement through March 31, 1999.

     NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, would increase market acceptance of the Company's products. NeoPath has a reimbursement team that works with third-party insurers and managed care organizations to establish and/or improve third-party reimbursement levels for the AutoPap System. On January 1, 1999, revised Physicians' Current Procedural Terminology ("CPT") codes (established by the American Medical Association) became effective for the AutoPap Screener. CPT codes are a standardized system used by physicians and clinical laboratories to identify specific procedures when billing insurers for their services.
New CPT codes that address utilization of the AutoPap QC became available on January 1, 1998.


                     Three months ended     Percentage of     Three months ended    Percentage of
(in thousands)         March 31, 1999         Revenues          March 31, 1998        Revenues
__________________________________________________________________________________________________
Cost of revenues           $1,164                57%                $2,041               57%

Gross margin                  861                43%                 1,522               43%


     The primary components of fee-per-use cost of revenues include depreciation and allocated service and support costs. For AutoPap Systems sold, cost of revenues includes the related manufacturing cost and estimated one-year warranty expense.

     Primary screening systems are expected to process a greater number of slides, on average, than the prior installed base of AutoPap QCs, which is expected to improve the fee-per-use gross margin percentage over time. The gross margin in the first quarter of 1999 included the effect of initial lower margins on newly installed fee-per-use systems that were processing slides below the systems' capacity.

                         Three months ended                  Three months ended
(in thousands)             March 31, 1999          Change      March 31, 1998
_______________________________________________________________________________

Research and development       $2,418              $(628)          $3,046
                                                    (21%)

     NeoPath's research and development expenses include salaries and benefits of scientific, engineering, and regulatory personnel; costs relating to clinical studies and submission of applications to the FDA; testing equipment; components used in prototypes; relevant consulting services; and the costs of preparing and filing applications for patent protection of NeoPath's technologies.

     The Company incurred lower research and development costs in 1999 due primarily to decreased net development costs on other
AutoPap applications, lower patent filing expenditures, and decreased overall regulatory expenses.

                         Three months ended                  Three months ended
(in thousands)             March 31, 1999         Change       March 31, 1998
_______________________________________________________________________________

Selling, general and
  administrative               $3,559             $(947)           $4,506
                                                   (21%)

     Selling, general and administrative expenses include salaries and benefits of sales, marketing, administrative, and financial personnel; non-patent application legal expenses; and certain facility-related costs. NeoPath reduced its overall spending rate in the second half of 1998 and continues to carefully focus corporate spending. The decrease from 1998 is due primarily to these cost reduction efforts as well as specific reduced marketing expenditures and the reduction or elimination of certain Pathfinder-related expenses as a result of the Company's decision to write-off Pathfinder intangible assets in the fourth quarter of 1998.

                          Three months ended                 Three months ended
(in thousands)              March 31, 1999        Change       March 31, 1998
_______________________________________________________________________________

Interest income                  $137             $(229)           $366
                                                   (63%)

     The decrease in interest income in 1999 is due to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.

                         Three months ended                  Three months ended
(in thousands)             March 31, 1999         Change       March 31, 1998
_______________________________________________________________________________

Interest expense                 $(90)             $(81)            $(9)
                                                  (870%)

     The increase in interest expense in 1999 is due to NeoPath's initial draw-down of its debt facility in June 1998.

Liquidity and Capital Resources

     As of March 31, 1999, the Company had $14.9 million in cash, cash equivalents, and securities available-for-sale, compared to $9.0 million as of December 31, 1998. The increase was a result of a $14.5 million private equity transaction completed in February 1999, offset by cash used during the quarter for operating activities. As a result of the equity transaction, NeoPath issued 2.9 million shares of common stock to existing institutional NeoPath investors at a price of $5.00 per share.
On February 12, 1999, NeoPath filed a shelf registration statement on Form S-3 that will, when declared effective by the Securities and Exchange Commission, allow resale of the newly issued shares. NeoPath must use its best efforts to keep this registration statement effective for two years. If the registration statement is not declared effective within 120 days of the transaction closing, then the purchase price is reduced by 2%, payable to investors within 10 days following the expiration of the 120-day period.

     The Company's cash used in operating activities was $7.8 million and $6.5 million in the three months ended March 31, 1999 and 1998, respectively. The Company expended cash for property and equipment, excluding AutoPap Systems reclassified to either fee-per-use systems or reclassified to property and equipment, of $44,000 and $275,000 in the quarters ended March 31, 1999 and 1998, respectively.

     The Company has a debt facility with Silicon Valley Bank with $3.1 million remaining outstanding as of the end of the first quarter. The bank facility's interest rate was 8.75% as of March 31, 1999, and the facility is secured by $2.0 million in restricted cash in an interest-bearing account with the bank. The restricted cash is included in cash and cash equivalents on the balance sheet. The remaining debt is due monthly through June 2000. The Company is required to maintain certain financial covenants, including minimum liquidity coverage, minimum tangible net worth, and minimum debt-to-tangible-net-worth figures. NeoPath was in compliance with all financial covenants as of March 31, 1999. The bank debt is secured by substantially all of NeoPath's assets, excluding intellectual property.

     NeoPath's fee-per-use business strategy requires a significant investment in the production of AutoPap Systems as well as sufficient resources to meet operating expenses while this recurring revenue stream grows. The Company expects negative cash flow from operations to continue at least into the year 2000. The Company may require additional funds to produce AutoPap Systems for its fee-per-use program and cover continuing losses. NeoPath's future capital requirements will depend on numerous factors, including the following:

          -  sales of AutoPap Systems;
          -  fee-per-use revenues;
          - research and development programs for the development of enhanced products;
          -  additional clinical trials;
          - relationships with existing and future corporate collaborators, if any;
          -  competing technological and market developments;
          - the time and costs involved in obtaining regulatory approvals;
          - the costs involved in filing, prosecuting, defending and enforcing patent claims; and
          - the time and costs of manufacturing scale-up and commercialization activities.

     The Company estimates that existing cash and cash equivalents will meet capital requirements through 1999. In the year 2000, NeoPath's cash requirements will depend on many factors, including the placement rate and pricing of fee-per-use AutoPap Screeners. The Company cannot guarantee that the assumptions underlying its estimates will prove to be accurate. The Company intends to seek additional funding through private debt financing to provide additional resources to support AutoPap Screener production. To date, NeoPath has had discussions with various potential lenders. A lender's collateral would be based primarily on AutoPap Systems placed on multi-year fee-per-use contracts. SmithKline is NeoPath's largest customer; therefore, the February 1999 announcement that Quest agreed to purchase SmithKline may delay NeoPath's ability to obtain debt financing. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on favorable terms, if at all. If the Company raises additional funds by issuing equity securities, existing shareholders will suffer dilution of their interest in NeoPath. In addition, if the Company obtains additional funds through arrangements with collaborative partners, NeoPath may have to relinquish rights to certain technologies or potential products that the Company would otherwise seek to develop or commercialize itself. Insufficient funds may require the Company to delay, scale back or eliminate some of its manufacturing, sales and marketing, research and development or clinical programs.

Impact of Year 2000

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

     Based on assessments made in 1998, the Company determined that it would be required to modify or replace certain portions of its internal systems and product software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. To date, the Company has completed its assessment of all internal and product systems that could be significantly affected by the Year 2000 issue. The assessment indicated that certain of the Company's internal and product systems could be affected. However, no significant Year 2000 issues have been identified that cannot be resolved through software or hardware upgrades that are currently available or expected to be available soon. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue as it relates to the Company's internal systems and products can be effectively mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on NeoPath's and its customers' operations. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

     The Company utilizes existing internal resources to reprogram or replace, test, and implement the internal systems and product software and certain hardware modifications necessary for Year 2000 compliance. The total cost of the Year 2000 project has been borne primarily by operating departments with existing personnel and infrastructure; therefore, incremental costs have not been material and remaining incremental costs are estimated at less than $100,000. The project is estimated to be completed by mid-1999.

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

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program, including if its external agents are not Year 2000 ready. The Company plans to evaluate the status of its own Year 2000 program in the second quarter of 1999 and determine whether such a plan is necessary. NeoPath management believes it has an effective program in place to resolve the Year 2000 issues within its control in a timely manner. The Company believes that with modifications to NeoPath's products, existing internal software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, in the worst case scenario, if the Company or external agents do not make necessary modifications and conversions, or do not complete them on time, the Year 2000 issue could disrupt NeoPath's operations and materially affect its business, financial condition, and results of operations.

Forward-Looking Statements

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following:

          -  history of losses and uncertainty of profitable operations;
          -  potential need for additional capital;
          -  uncertainty of market acceptance of NeoPath's products;
          - market consolidation and concentration among a few large customers;
          -  uncertainty of product regulatory clearance;
          -  sole or limited source of supply for key components;
          -  governmental regulation of NeoPath's manufacturing;
          -  competition in the industry;
          -  dependence on third-party reimbursement;
          -  dependence on a single product line;
          -  product liability and availability of adequate insurance;
          -  dependence on patents and proprietary rights;
          -  risk of third-party claims of infringement;
          -  dependence on key personnel;
          -  highly volatile stock price;
          -  potential fluctuations in future quarterly results; and
          -  Year 2000 issues.

     For a more detailed discussion of these factors, see
"Factors Affecting Future Results and Forward-Looking Statements" of the Company's Form 10-K for the fiscal year ended December 31, 1998.

Item  3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's investments in securities available-for-sale or increase the interest expense on outstanding debt. The Company does not use derivative financial instruments.

     NeoPath maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than two years. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount.

     In a like manner, a 10% increase in market interest rates would have an immaterial effect on the Company's long-term obligations. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

     On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath in the United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims, and requested monetary damages and injunctive relief. On September 5, 1996, NeoPath filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against the Company. The parties agreed to dismiss their claims and counter claims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On April 6, 1999, the court removed the case from its active docket pending further developments in Neuromedical's bankruptcy proceedings.

     On March 31, 1997, NeoPath filed a patent infringement lawsuit against Neuromedical in the United States District Court for the Western District of Washington. The complaint alleges patent infringement and seeks permanent injunctions against Neuromedical. In March and April 1998 this lawsuit was amended, and NeoPath filed an additional related patent lawsuit against Neuromedical. Neuromedical filed a motion for summary judgment, which the court denied in April 1998. In October 1998, Neuromedical filed another motion for summary judgment that the court denied. By court order on March 30, 1999, proceedings have been stayed pending resolution of Neuromedical's bankruptcy proceedings. Furthermore, the court ordered that these cases be removed from the court's active caseload.

     On March 26, 1999, AutoCyte, Inc. announced an agreement to purchase certain Neuromedical technology, including patent rights, for $4.0 million in cash and 1.4 million shares of AutoCyte common stock. On April 26, 1999, NeoPath and AutoCyte announced an agreement whereby NeoPath may acquire an undivided interest in the intellectual property estate of Neuromedical that AutoCyte had agreed to acquire. Subject to completion of the agreement between AutoCyte and Neuromedical and other conditions, NeoPath will pay AutoCyte $2.2 million in cash and issue AutoCyte
1.2 million shares of NeoPath common stock at the later of the transaction closing date or September 1, 1999. NeoPath's agreement with AutoCyte provides that the patent infringement litigation between NeoPath and Neuromedical will be terminated.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

     Exhibit No.     Description
     ___________     ___________

        4.1 Common Stock Purchase Agreement, dated as of February 8, 1999, between NeoPath, Inc. and the Purchasers (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated February 9, 1999 and incorporated herein by reference)

        4.2 Investor Rights Agreement, dated as of February 8, 1999, between NeoPath, Inc. and the Purchasers (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 9, 1999 and incorporated herein by reference)

        27           Financial Data Schedule
___________________________________________________________________________

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on February 9, 1999 to disclose a private equity transaction in which NeoPath sold 2.9 million shares of its common stock.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NeoPath, Inc.


Date:   May 14, 1999                  By:  /s/ RONALD R. BROMFIELD
                                           _______________________
                                      Ronald R. Bromfield
                                      President and Chief Executive Officer


                                      By:  /s/ ROBERT C. BATEMAN
                                           _____________________
                                      Robert C. Bateman
                                      Vice President and Chief Financial Officer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS


     Exhibit No.    Description
     ___________    ___________

        4.1 Common Stock Purchase Agreement, dated as of February 8, 1999, between NeoPath, Inc. and the Purchasers (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated February 9, 1999 and incorporated herein by reference)

        4.2 Investor Rights Agreement, dated as of February 8, 1999, between NeoPath, Inc. and the Purchasers (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 9, 1999 and incorporated herein by reference)

        27          Financial Data Schedule