Form 10-Q
period 1999-06-30
NEOPATH INC
filed 1999-08-09
CIK 851729

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                            FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1999
                               or
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
            Class                      Outstanding at July 21, 1999
    (Common stock,$.01 par value)             17,446,309

                          NEOPATH, INC.

                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION

                                                                 Page
                                                                 ____

Item 1.   Financial Statements                                     1

          Balance Sheets -- June 30, 1999 (unaudited) and
            December 31, 1998

          Statements of Operations (unaudited) -- for the three and six months ended June 30, 1999 and 1998

          Statements of Cash Flows (unaudited) -- for the six months ended June 30, 1999 and 1998

          Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    7

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                           15


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings                                       16

Item 6.   Exhibits and Reports on Form 8-K                        16


Signatures                                                        17

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               NEOPATH, INC.

                              BALANCE SHEETS

                                                   June 30,      December 31,
                                                     1999           1998
                                               ______________   _____________
                                                  (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                    $   6,320,707    $   5,579,867
  Securities available-for-sale                    3,589,939        3,374,549
  Accounts receivable, net                         3,017,766        3,011,078
  Inventories                                      8,912,247        6,744,417
  Other current assets                               421,677          392,415
                                               _____________    _____________
Total current assets                              22,262,336       19,102,326

Fee-per-use systems, net                          15,087,925       14,602,963
Property and equipment, net                        2,543,302        3,530,694
Deposits and other assets                            802,769          913,850
                                               _____________    _____________
Total assets                                   $  40,696,332    $  38,149,833
                                               =============    =============

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                             $   1,494,461    $   2,944,252
  Salaries and wages payable                         887,477        1,681,710
  Customer deposits                                  265,217          332,485
  Other accrued liabilities                        1,592,981        1,157,077
  Current portion of long-term obligations         2,534,170        2,549,151
                                               _____________    _____________
Total current liabilities                          6,774,306        8,664,675

Long-term obligations, less current portion           31,255        1,257,027

Shareholders' equity:
  Common stock                                   156,329,799      142,057,561
  Accumulated deficit                           (122,431,241)    (113,813,699)
  Accumulated other comprehensive loss                (7,787)         (15,731)
                                               _____________    _____________
Total shareholders' equity                        33,890,771       28,228,131
                                               _____________    _____________
Total liabilities and shareholders' equity     $  40,696,332    $  38,149,833
                                               =============    =============
See accompanying notes.

                                    NEOPATH, INC.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                            Three months ended             Six months ended
                                  June 30,                     June 30,
                      ___________________________   ___________________________
                           1999           1998           1999           1998
                      ____________   ____________   ____________   ____________

Revenues              $  2,939,429   $  4,308,465   $  4,965,287   $  7,871,156
Cost of revenues         1,587,985      2,371,840      2,752,375      4,412,600
                      ____________   ____________    ___________   ____________
  Gross margin           1,351,444      1,936,625      2,212,912      3,458,556

Operating expenses:
  Research and
    development          2,362,183      2,911,427      4,780,220      5,957,243
  Selling, general
    and
    administrative       2,631,579      5,329,589      6,190,285      9,835,832
                      ____________   ____________   ____________   ____________
                         4,993,762      8,241,016     10,970,505     15,793,075
                      ____________   ____________   ____________   ____________

Loss from operations    (3,642,318)    (6,304,391)    (8,757,593)   (12,334,519)

Interest income            163,717        267,302        300,961        633,076
Interest expense           (70,903)       (15,288)      (160,888)       (24,567)
                      ____________   ____________   ____________   ____________
Net loss              $ (3,549,504)  $ (6,052,377)  $ (8,617,520)  $(11,726,010)
                      ============   ============   ============   ============

Basic and diluted
  net loss per share  $      (0.20)  $      (0.42)  $      (0.51)  $      (0.81)
                      ============   ============   ============   ============

Weighted average
  common shares
  outstanding           17,420,160     14,468,686     16,804,161     14,442,269
                      ============   ============   ============   ============

See accompanying notes.

                                    NEOPATH, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Six months ended
                                                            June 30,
                                               ________________________________
                                                    1999               1998
                                               _____________      _____________

Operating activities
Net loss                                       $  (8,617,520)    $  (11,726,010)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                  2,885,176          2,790,942
    Stock-based compensation                           7,100                 --
    Accrued interest on securities
      available-for-sale                             183,206            360,694
    Net change in operating accounts:
      Accounts receivable                             (6,688)        (1,008,775)
      Inventories and fee-per-use systems         (4,479,262)        (1,474,927)
      Accounts payable and accrued liabilities    (2,165,388)          (563,874)
      Other                                          102,460           (922,894)
                                                ____________     ______________
Net cash used in operating activities            (12,090,916)       (12,544,844)

Investing activities
Purchases of securities available-for-sale        (7,199,372)          (202,310)
Sales and maturities of securities
  available-for-sale                               6,808,719         12,934,765
Additions to property and equipment                  (58,591)          (531,042)
Other                                                 (3,077)                --
                                                ____________     ______________
Net cash (used in) provided by
  investing activities                              (452,321)        12,201,413

Financing activities
Proceeds from private equity transaction, net     14,442,688                 --
Proceeds from note payable to bank                        --          4,950,000
Payments on note payable to bank                  (1,237,500)                --
Issuance of common stock under employee
  stock purchase plan                                 38,932             70,482
Exercise of options and warrants                      73,518             76,660
Principal payments on obligations under
  capital leases                                     (33,561)           (37,656)
                                                ____________       ____________
Net cash provided by financing activities         13,284,077          5,059,486
                                                ____________       ____________

Net increase in cash and cash equivalents            740,840          4,716,055
Cash and cash equivalents:
  Beginning of period                              5,579,867          3,308,970
                                                ____________       ____________
  End of period                                 $  6,320,707       $  8,025,025
                                                ============       ============

Noncash transactions and
  supplemental disclosures
AutoPap Systems reclassified to
  fee-per-use systems, net                      $  2,426,091       $    441,736

See accompanying notes.

Page 3
<PAGE 3>

                          NEOPATH, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared by NeoPath, Inc. ("NeoPath" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or for any other fiscal period. For further information, refer to the financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 -- Restricted Cash

     NeoPath's cash and cash equivalents balance at June 30, 1999 includes $2.0 million in restricted cash in an interest-bearing account with Silicon Valley Bank. This restricted cash is additional security for NeoPath's loan agreement with the bank.

Note 3 -- Revenue Recognition

     The Company recognizes revenue on either a product sale or fee-per-use basis. Sales of AutoPap(R) Systems are generally recognized at date of shipment and are subject to continuing service and license agreements for which revenue is recognized over the corresponding contract period. Fee-per-use revenue commences in the month an AutoPap System is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, and minimum payments due on certain fee-per-use contracts. Fee-per-use revenue is recognized as earned.

Note 4 -- Comprehensive Net Loss

     Components of comprehensive net loss, as defined by applicable accounting and reporting standards, are as follows:

                                               Three months ended June 30,
                                            _______________________________

                                                 1999               1998
                                            _______________________________

    Net loss                                $ (3,549,504)      $ (6,052,377)
    Unrealized gain on
      Securities available-for-sale               15,115             41,507
                                            _______________________________
    Comprehensive net loss                  $ (3,534,389)      $ (6,010,870)
                                            ===============================

                                                 Six months ended June 30,
                                            _______________________________

                                                 1999              1998
                                            _______________________________

    Net loss                                $ (8,617,520)      $(11,726,010)
    Unrealized gain on
      Securities available-for-sale                7,944            103,024
                                            _______________________________
    Comprehensive net loss                  $ (8,609,576)      $(11,622,986)
                                            ================================
Note 5 -- Inventories

     Inventories consist of the following:

                                   June 30, 1999      December 31, 1998
                              ___________________________________________

            Raw materials         $   3,202,689          $  2,093,748
            Work-in-process           1,732,102             2,365,472
            Finished goods            3,977,456             2,285,197
                              __________________________________________
                                  $   8,912,247          $  6,744,417
                              ==========================================

Note 6 -- Private Equity Transaction

     On February 9, 1999, NeoPath completed a $14.5 million private equity transaction in which the Company issued 2.9 million shares of common stock to investors at a price of $5.00 per share. In connection with the financing, NeoPath issued to Invemed Associates, Inc., a related party, five-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.89 per share. On February 12, 1999, NeoPath filed a shelf registration statement on Form S-3 that will, when declared effective by the Securities and Exchange Commission, allow resale of the newly issued shares. NeoPath must use its best efforts to keep this registration statement effective for two years. The private equity transaction agreement specified that the purchase price would be reduced by 2 percent if the registration statement was not declared effective within 120 days of the transaction closing. As a result, NeoPath recognized a liability of $290,000 as of June 30, 1999.

Note 7 -- Agreement to Acquire Technology Rights

     On March 26, 1999, AutoCyte, Inc. announced an agreement to purchase certain Neuromedical, Inc. technology, including patent rights, for $4.0 million in cash and 1.4 million shares of AutoCyte common stock. On April 26, 1999, NeoPath and AutoCyte announced an agreement whereby NeoPath may acquire an undivided interest in the intellectual property estate of Neuromedical that AutoCyte had agreed to acquire. Subject to certain conditions, NeoPath will pay AutoCyte $2.2 million in cash and issue AutoCyte
1.2 million shares of NeoPath common stock at the later of the transaction closing date or September 1, 1999. On May 18, 1999, AutoCyte announced that it had completed its acquisition of the Neuromedical technology.

Note 8 -- Agreement to Merge with AutoCyte

     On June 4, 1999, NeoPath and AutoCyte agreed to a merger in which a wholly owned subsidiary of AutoCyte will merge with NeoPath, and NeoPath will become a wholly owned subsidiary of AutoCyte. On the effective date of the merger, each issued and outstanding share of NeoPath common stock will automatically convert into the right to receive 0.7903 shares of AutoCyte common stock. AutoCyte will pay cash in lieu of issuing fractional shares of AutoCyte common stock. Outstanding employee and director options and certain warrants to purchase shares of NeoPath common stock will be converted to AutoCyte options and warrants at the same exchange ratio. The parties expect the merger to be a tax-free reorganization and to be accounted for as a pooling of interests. Completion of the acquisition is subject to approval by AutoCyte's and NeoPath's shareholders and to other customary closing conditions.

Note 9 -- Litigation

     On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath in the United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims and requested monetary damages and injunctive relief. On September 5, 1996, NeoPath filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against the Company. The parties agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. Virtually all of NeoPath's domestic revenues, which represented 90 percent of total revenues in the six months ended June 30, 1999, are derived from products that incorporate technology covered by this patent. NeoPath believes it has a strong position in this action, and will defend itself vigorously against these claims. On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On April 6, 1999, the court removed the case from its active docket pending further developments in Neuromedical's bankruptcy proceedings.

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

     NeoPath's intellectual property acquisition agreement with AutoCyte provides that the patent infringement litigation between NeoPath and Neuromedical will be terminated.

Note 10 -- Reclassifications

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

     The United States Food and Drug Administration (the "FDA") approved NeoPath's AutoPap(R) 300 QC Automatic Pap Screener System (the "AutoPap QC") in 1995. The AutoPap QC is a rescreening device used for quality control and rescreening of Pap smear slides previously screened by cytotechnologists. Clinical studies have shown that the AutoPap QC detects a significantly higher proportion of undetected abnormal slides than procedures typically employed by clinical laboratories to meet federal rescreening requirements. These studies were performed at independent laboratories, and NeoPath funded the studies that support the FDA claims.

     The FDA approved NeoPath's AutoPap(R) Primary Screening System (the "AutoPap Screener") in May 1998. The AutoPap Screener uses the same hardware components as the AutoPap QC, but uses enhanced software to perform the initial screening of Pap smear slides and to classify up to 25% of such slides as requiring no further review. NeoPath also has funded clinical studies of the effectiveness of the AutoPap Screener by independent laboratories. These clinical studies have shown that the AutoPap Screener provides statistically significantly better sensitivity and specificity when compared to existing laboratory practice. Currently, it is the only instrument approved by the FDA that allows Pap smear slides to bypass human review. This feature of the AutoPap Screener provides customers with an economic incentive to adopt the technology. The AutoPap Screener provides customers with the functionality of both the AutoPap QC as well as a primary screening system; therefore, NeoPath is focusing its sales efforts on the AutoPap Screener.

     The "AutoPap System" refers to the AutoPap Screener and the AutoPap QC together.

Merger with AutoCyte, Inc.

     On June 4, 1999, NeoPath and AutoCyte agreed to a merger in which a wholly owned subsidiary of AutoCyte will merge with NeoPath, and NeoPath will become a wholly owned subsidiary of AutoCyte. On the effective date of the merger, each issued and outstanding share of NeoPath common stock will automatically convert into the right to receive 0.7903 shares of AutoCyte common stock. AutoCyte will pay cash in lieu of issuing fractional shares of AutoCyte common stock. Outstanding employee and director options and certain warrants to purchase shares of NeoPath common stock will be converted to AutoCyte options and warrants at the same exchange ratio. The parties expect the merger to be a tax-free reorganization and to be accounted for as a pooling of interests. Completion of the acquisition is subject to approval by AutoCyte's and NeoPath's shareholders and to other customary closing conditions.

Background

     NeoPath recognizes revenue on either a product sale or fee-per-use basis. Sales of AutoPap Systems are generally recognized at date of shipment and are subject to continuing service and license agreements for which revenue is recognized over the corresponding contract period. Fee-per-use revenue commences in the month an AutoPap System is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, and minimum payments due on certain fee-per-use contracts. Fee-per-use revenue is recognized as earned. The cost of each AutoPap System is reclassified from inventories to depreciable equipment upon shipment to a fee-per-use customer site. Such equipment, reflected on the balance sheet under "fee-per-use systems, net," is depreciated on a straight-line basis over a four-year period, commencing upon commercial operation.

     Because the AutoPap Screener is the only FDA-approved system for automated primary screening of Pap smears, NeoPath's U.S. strategy includes offering AutoPap Screeners to customers with initial fee-per-use pricing in line with existing laboratory economics. Per-slide pricing may increase during contract periods to reflect expected laboratory cost efficiencies and overall increased third-party reimbursement levels.

     In October 1998, NeoPath announced an agreement with SmithKline Beecham Clinical Laboratories pursuant to which SmithKline agreed to adopt the AutoPap Screener throughout its domestic laboratory organization. This four-year contract is intended to enable SmithKline to process 100% of its Pap smear volume on AutoPap Screeners. SmithKline is NeoPath's largest fee-per-use customer. In February 1999, SmithKline and Quest Diagnostics Incorporated announced that Quest had agreed to purchase SmithKline's clinical laboratory business. While NeoPath's national agreement with SmithKline is binding on successor organizations, no additional AutoPap Systems were shipped to SmithKline during the second quarter. Additional AutoPap Screener orders have been delayed as the two laboratory companies work through their combined business issues. Future negotiations with SmithKline and Quest could change the pricing and placement rate under the existing SmithKline agreement. In addition, SmithKline has not fully implemented certain shipped systems, and SmithKline's current AutoPap Screener usage is below NeoPath's expectations. NeoPath continues to work with SmithKline to fully optimize AutoPap usage at those SmithKline laboratory sites.

     Also in October 1998, NeoPath announced a national agreement with Kaiser Permanente, which is the largest non-profit group health plan in the United States. This national agreement allows Kaiser and affiliated entities to purchase AutoPap Screeners during the two-year term of the agreement, with additional annual service and licensing fees due over four years. At current AutoPap processing rates, NeoPath estimates that Kaiser may require up to 35 AutoPap Screeners to process its nationwide volume of Pap smears. The timing of specific purchase orders and AutoPap Screener shipments will depend on Kaiser's adoption plans. NeoPath has not recognized any product revenues under this agreement.

     NeoPath believes that increased third-party reimbursement of Pap smears in general, and increased reimbursement for screening utilizing the AutoPap System in particular, would increase market acceptance of the Company's products. Virtually all of NeoPath's revenues are dependent on customers who rely on third-party reimbursement. NeoPath has a reimbursement team that works with third-party insurers and managed care organizations to establish and/or improve third-party reimbursement levels for the AutoPap System. On January 1, 1999, revised Physicians' Current Procedural Terminology ("CPT") codes (established by the American Medical Association) became effective for the AutoPap Screener. CPT codes are a standardized system used by physicians and clinical laboratories to identify specific procedures when billing insurers for their services. New CPT codes that address utilization of the AutoPap QC became available on January 1, 1998.

Results of Operations

(in thousands)            June 30, 1999     Change     June 30, 1998
____________________________________________________________________

Revenues:

  Three months ended           $2,939      $(1,369)        $4,308
                                              (32%)

  Six months ended             $4,965      $(2,906)        $7,871
                                              (37%)

     NeoPath's revenues for the three months ended June 30, 1999 consisted of $2.1 million of fee-per-use and service fees and $0.8 million of AutoPap product sales. Revenues in the comparable 1998 quarter included $0.9 million of fee-per-use and service fees, $3.3 million of AutoPap System product sales, and $0.1 million of Pathfinder product sales. Pathfinder product sales were not significant in the three months ended June 30, 1999. NeoPath's fee-per-use and service revenues increased 145 percent from the second quarter of 1998, while AutoPap product sales decreased 77 percent in the same period. International revenues accounted for 14 percent of total revenues in the second quarter of 1999, compared to 31 percent in the comparable period in 1998.

     For the six months ended June 30, 1999, NeoPath's revenues consisted of $4.2 million of AutoPap fee-per-use and service fees and $0.8 million of AutoPap product sales. This compares to $2.0 million of fee-per-use and service fees, $5.7 million of AutoPap product sales, and $0.2 million of Pathfinder product sales in the six months ended June 30, 1998. NeoPath's fee-per-use and service revenues increased 113 percent from the six months ended June 30, 1998, while AutoPap product sales decreased 86 percent in the same period. International revenues accounted for 10 percent of total revenues in the six months ended June 30, 1999, compared to 27 percent in the comparable period in 1998.

     The increase in fee-per-use and service revenues in the three and six-month periods ended June 30, 1999 was attributable to a greater number of AutoPap Systems processing slides under fee-per-use contracts in 1999 as compared to 1998, as well as improved per-slide pricing in the current year. NeoPath's AutoPap System placements have consisted primarily of fee-per-use contracts in the United States and sale contracts internationally.

     Because sale contracts result in immediate revenue recognition, whereas fee-per-use contracts provide a recurring revenue stream over several years, any increase or decrease in unit sale placements between periods can result in a significant fluctuation in reported revenues. Since NeoPath's international AutoPap placements are generally product sale agreements, in comparison to AutoPap placements in the U.S. which are primarily fee-per-use, a decrease in the total number of international shipments can correspondingly result in a significant fluctuation in revenues. The decrease in total revenues from prior periods was primarily the result of fewer AutoPap product sales in 1999 compared to 1998. In the second quarter of 1998 NeoPath's sale transactions included four AutoPap Systems in Taiwan; this contrasts with one international system sale in the second quarter of 1999. In addition to the Taiwan sales in 1998, Neopath also recognized a greater number of unit sales to certain other international and domestic customers in the six months ended June 30, 1998 in comparison to the six months ended June 30, 1999. NeoPath anticipates that future periods will include product sales; however, revenue trends are subject to actual product placements, which have been difficult to project.

     NeoPath's AutoPap technology is available internationally at commercial laboratories in Taiwan, Japan, China (Hong Kong), Korea, Australia, and in Europe. The Company's international product placements have primarily been denominated in U.S. dollars in the past; however, future product revenues may be subject to foreign exchange rate fluctuations. Payment for the AutoPap System sold internationally during the second quarter of 1999 is due NeoPath in EUROS and is therefore subject to exchange rate fluctuations until paid.


                                            Percentage of                      Percentage of
(in thousands)           June 30, 1999        Revenues      June 30, 1998        Revenues
____________________________________________________________________________________________
Cost of revenues:

  Three months ended        $1,588               54%            $2,372              55%

  Six months ended          $2,752               55%            $4,413              56%

Gross margin:

  Three months ended        $1,351               46%            $1,937              45%

  Six months ended          $2,213               45%            $3,459              44%


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

     The gross margin in the three and six months ended June 30, 1999 included the effect of lower margins on fee-per-use systems that were processing slides below the systems' capacity. Margins are expected to increase in the future as NeoPath works with its customers to optimize system utilization.

(in thousands)                June 30, 1999       Change       June 30, 1998
____________________________________________________________________________

Research and development:

  Three months ended              $2,362           $(549)          $2,911
                                                    (19%)

  Six months ended                $4,780         $(1,177)          $5,957
                                                    (20%)

Research and development expenses include:
-  salaries and benefits of scientific, engineering, and regulatory personnel;
-  costs relating to clinical studies and submission of applications to the FDA;
-  testing equipment;
-  components used in prototypes;
-  relevant consulting services; and
- the costs of preparing and filing applications for patent protection of NeoPath technologies.

     NeoPath incurred lower research and development costs in the three and six-month periods ended June 30, 1999, compared to the same periods in 1998, due primarily to decreased net development costs on other AutoPap applications, elimination of Pathfinder development expenses, and lower patent filing expenditures.
These reductions were offset by increases in expenses related to NeoPath's clinical study to support AutoPap processing of AutoCyte's PREP Pap smear as well as $275,000 in severance-related expenses resulting from a 1/3 reduction of NeoPath's overall work force on June 7, 1999.

(in thousands)            June 30, 1999      Change      June 30, 1998
______________________________________________________________________

Selling, general
  and administrative:

  Three months ended         $2,632         $(2,698)         $5,330
                                               (51%)

  Six months ended           $6,190         $(3,646)         $9,836
                                               (37%)

Selling, general and administrative expenses include:
- salaries and benefits of sales, marketing, administrative, and financial personnel;
-  non-patent application legal expenses;
-  amortization of intangible assets; and
-  certain facility-related costs.

     NeoPath has reduced its overall spending rate significantly over the past several quarters and continues to carefully focus corporate spending. The decrease in the first six months of 1999 compared to the same period in 1998 is due primarily to these cost reduction efforts and reduced sales and marketing expenditures. Decreased expenses also reflect lower required legal expenses as a result of the expected resolution of outstanding law suits, and the elimination of Pathfinder-related administrative expenses (including amortization) following NeoPath's decision to write-off Pathfinder intangible assets in the fourth quarter of 1998.

Decreased expenditures were offset by expenses incurred in the second quarter of 1999 of approximately $500,000 related to NeoPath's announced merger with AutoCyte, Inc. and $75,000 in severance-related expenses resulting from a 1/3 reduction of NeoPath's overall work force on June 7, 1999.

(in thousands)           June 30, 1999       Change     June 30, 1998
_____________________________________________________________________

Interest income:

  Three months ended         $164             $(103)         $267
                                               (39%)

  Six months ended           $301             $(332)         $633
                                               (52%)

     The decrease in interest income in 1999 is due to decreased cash equivalents and securities available-for-sale resulting from NeoPath's negative operating cash flow.



(in thousands)           June 30, 1999      Change     June 30, 1998
____________________________________________________________________

Interest expense:

  Three months ended         $(71)            $(56)        $(15)
                                               364%

  Six months ended          $(161)           $(136)        $(25)
                                               555%

     The increase in interest expense in 1999 is due to NeoPath's initial draw-down of its debt facility in June 1998.

Liquidity and Capital Resources

     As of June 30, 1999, NeoPath had $9.9 million in cash, cash equivalents, and securities available-for-sale, compared to $9.0 million as of December 31, 1998. The increase was a result of a $14.5 million private equity transaction completed in February 1999, offset by cash used during the six months ended June 30, 1999 for operating activities. As a result of the equity transaction, NeoPath issued 2.9 million shares of common stock to existing institutional NeoPath investors at a price of $5.00 per share. On February 12, 1999, NeoPath filed a shelf registration statement on Form S-3 that will, when declared effective by the Securities and Exchange Commission, allow resale of the newly issued shares. NeoPath must use its best efforts to keep this registration statement effective for two years. The private equity transaction agreement specified that the purchase price would be reduced by 2 percent if the registration statement was not declared effective within 120 days of the transaction closing. As a result, NeoPath recognized a liability of $290,000 as of June 30, 1999.

     NeoPath's cash used in operating activities was $12.1 million in the six months ended June 30, 1999, compared to $12.5 million in the six months ended June 30, 1998. NeoPath expended cash for property and equipment, excluding AutoPap Systems reclassified to either fee-per-use systems or reclassified to property and equipment, of $59,000 in the six months ended June 30, 1999, compared to $531,000 in the six months ended June 30, 1998.

     NeoPath has a debt facility with Silicon Valley Bank with $2.5 million remaining outstanding as of the end of the second quarter. The bank facility's interest rate was 8.75 percent as of June 30, 1999, and the facility is secured by $2.0 million in restricted cash in an interest-bearing account with the bank. The restricted cash is included in cash and cash equivalents on the balance sheet. The remaining debt is due monthly through June 2000. The Company is required to maintain certain financial covenants, including minimum liquidity coverage, minimum tangible net worth, and minimum debt-to-tangible-net-worth figures. NeoPath complied with all financial covenants as of June 30, 1999. The bank debt is secured by substantially all of NeoPath's assets, excluding intellectual property.

     NeoPath estimates that existing cash and cash equivalents will meet its capital requirements through 1999. In the year 2000, the Company expects that cash requirement will depend primarily on the placement rate and pricing of fee-per-use AutoPap Screeners. Fee-per-use placements require NeoPath to invest in initial manufacturing costs to achieve long-term return through monthly customer payments. The Company cannot guarantee that the assumptions underlying these estimates will prove to be accurate.

NeoPath's future capital requirements will depend on numerous factors, including:
-  sales of AutoPap Screeners and fee-per-use revenues;
-  completion of the announced merger with AutoCyte, and related expenses;
-  research and development programs for the development of enhanced products;
-  additional clinical trials;
-  relationships with existing and future corporate collaborators, if any;
-  competing technological and market developments;
-  the time and costs involved in obtaining regulatory approvals;
- the costs involved in filing, prosecuting, defending and enforcing patent claims; and
- the time and costs of manufacturing scale-up and commercialization activities.

     NeoPath may require additional funds to produce AutoPap Systems for its fee-per-use program and cover continuing losses. The Company may be unable to obtain adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, when the funds are needed, or NeoPath may be unable to find adequate funding on favorable terms, if at all. NeoPath intends to seek additional funding through private debt financing to provide additional resources to support AutoPap Primary Screener production, but the Company may be unable to do so. To date, NeoPath has had discussions with various potential lenders. A lender's collateral would be based primarily on AutoPap Systems placed on multi-year fee-per-use contracts. SmithKline Beecham Clinical Laboratories is NeoPath's largest customer; therefore, the February 1999 announcement that Quest Diagnostics Incorporated agreed to purchase SmithKline may delay NeoPath's ability to obtain debt financing.

     If NeoPath raises additional funds by issuing equity securities, existing shareholders will suffer dilution of their interest in NeoPath. In addition, if NeoPath obtains additional funds through arrangements with collaborative partners, the Company may have to relinquish rights to certain of technologies or potential products that NeoPath would otherwise seek to develop or commercialize itself.

Impact of Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of NeoPath's internal or product computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system errors or failures, and could significantly disrupt normal business activities.

     Based on assessments made in 1998, NeoPath determined that it would be required to modify or replace certain portions of its internal systems and product software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. To date, NeoPath has completed its assessment of all internal and product systems that could be significantly affected by the Year 2000 issue. The assessment indicated that certain of NeoPath's internal and product systems could be affected. However, no significant Year 2000 issues have been identified that cannot be resolved through software or hardware upgrades that are currently available or expected to be available soon. NeoPath presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue as it relates to NeoPath's internal systems and products can be effectively mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on NeoPath's and its customers' operations. In addition, NeoPath has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

     NeoPath uses existing internal resources to reprogram or replace, test, and implement the internal systems and product software and certain hardware modifications necessary for Year 2000 compliance. The total cost of the Year 2000 project has been borne primarily by operating departments with existing personnel and infrastructure; therefore, incremental costs have not been material and remaining incremental costs are estimated at less than $100,000. A significant portion of the project is complete, and NeoPath expects the remaining items to be completed during the third quarter.

     NeoPath has asked its significant suppliers and subcontractors about their Year 2000 compliance status.
NeoPath is not aware of any external agent with Year 2000 problems that are likely to materially impact NeoPath's results of operations, liquidity, or capital resources. However, NeoPath cannot ensure that its external agents will be Year 2000 ready. NeoPath's business could be affected if external agents do not complete their Year 2000 resolution process in a timely fashion. NeoPath cannot determine the effect of non-compliance by external agents.

     NeoPath currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program, including if its external agents are not Year 2000 ready. NeoPath evaluated its status during the second quarter of 1999 and determined that no contingency plan is necessary. NeoPath management believes it has an effective program in place to resolve the Year 2000 issues within its control in a timely manner. NeoPath believes that with modifications to its products, existing internal software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, in the worst case scenario, if NeoPath or external agents do not make necessary modifications and conversions, or do not complete them on time, the Year 2000 issue could disrupt NeoPath's operations and materially affect its business, financial condition, and results of operations.

Forward-Looking Statements

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" which reflect NeoPath's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The words "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. NeoPath undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ materially from historical results or those anticipated include, without limitation, the following:

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

     For a more detailed discussion of these and other factors, see "Factors Affecting Future Results and Forward-Looking
Statements" of the Company's Form 10-K for the fiscal year ended
December 31, 1998 as well as other documents filed with the Securities and Exchange Commission.

Item  3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's investments in securities available-for-sale or increase the interest expense on outstanding debt. The Company does not use derivative financial instruments.

     NeoPath maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than two years. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount.

     In a like manner, a 10% increase in market interest rates would have an immaterial effect on the Company's long-term obligations. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

     On July 15, 1996, Neuromedical Systems, Inc. filed a lawsuit against NeoPath in the United States District Court for the Southern District of New York. The complaint alleged patent infringement, unfair competition, false advertising, and related claims and requested monetary damages and injunctive relief. On September 5, 1996, NeoPath filed its answer and counter claims. In May 1998, a judge in the United States District Court for the Southern District of New York denied Neuromedical's motion for a preliminary injunction against the Company. The parties agreed to dismiss their claims and counterclaims on all but the patent issues, and Neuromedical accordingly served an amended complaint on July 27, 1998 asserting only patent infringement claims. Virtually all of NeoPath's domestic revenues, which represented 90 percent of total revenues in the six months ended June 30, 1999, are derived from products that incorporate technology covered by this patent. NeoPath believes it has a strong position in this action, and will defend itself vigorously against these claims. On March 26, 1999, Neuromedical announced that it had filed a voluntary chapter 11 petition for bankruptcy. On April 6, 1999, the court removed the case from its active docket pending further developments in Neuromedical's bankruptcy proceedings.

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

     NeoPath's intellectual property acquisition agreement with AutoCyte provides that the patent infringement litigation between NeoPath and Neuromedical will be terminated.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

     Exhibit No.      Description
     ___________      ___________

      2.1 Agreement and Plan of Merger among AutoCyte, Inc., Trilogy Acquisition Corporation and NeoPath, Inc. dated as of June 4, 1999 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated June 23, 1999 and incorporated herein by reference)

      27              Financial Data Schedule
     __________________________________________________________________

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on June 23, 1999 to disclose a merger in which a wholly owned subsidiary of AutoCyte, Inc. will merge with NeoPath, and NeoPath will become a wholly owned subsidiary of AutoCyte. On the effective date of the merger, each issued and outstanding share of NeoPath common stock will automatically convert into the right to receive 0.7903 shares of AutoCyte common stock.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NeoPath, Inc.


Date:   August 9, 1999                By:  /s/ RONALD R. BROMFIELD
                                           _______________________
                                      Ronald R. Bromfield
                                      President and Chief Executive Officer


                                      By:  /s/ ROBERT C.BATEMAN
                                           ____________________
                                      Robert C. Bateman
                                      Vice President and Chief Financial Officer

                          NEOPATH, INC.

                        INDEX TO EXHIBITS


     Exhibit No.    Description
     ___________    ___________

      2.1 Agreement and Plan of Merger among AutoCyte, Inc., Trilogy Acquisition Corporation and NeoPath, Inc. dated as of June 4, 1999 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated June 23, 1999 and incorporated herein by reference)

      27            Financial Data Schedule